Form 10-Q
period 2019-09-30
INDEPENDENCE HOLDING CO
filed 2019-11-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019.

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

Yes   ☐   No   [X]

As of November 5, 2019, the registrant had 14,849,707 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$1,050
Securities purchased under agreements to resell	56,878	12,063
Fixed maturities, available-for-sale	440,289	453,464
Equity securities	5,577	5,166
Other investments	13,889	13,192
Total investments	516,683	484,935

Cash and cash equivalents	17,824	26,173
Due and unpaid premiums	24,523	24,412
Due from reinsurers	364,673	368,731
Goodwill	60,205	50,697
Other assets	79,730	82,568

TOTAL ASSETS	$1,063,638	$1,037,516

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$161,429	$160,115
Future policy benefits	204,155	208,910
Funds on deposit	140,724	141,635
Unearned premiums	9,899	5,557
Other policyholders' funds	12,042	10,939
Due to reinsurers	4,655	3,613
Accounts payable, accruals and other liabilities	54,501	53,133

TOTAL LIABILITIES	587,405	583,902

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	2,315	2,183

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,853,244 and
14,878,248 shares outstanding	18,625	18,625
Paid-in capital	122,221	124,395
Accumulated other comprehensive income (loss)	3,587	(8,310)
Treasury stock, at cost; 3,772,214 and 3,747,210 shares	(69,704)	(66,392)
Retained earnings	399,160	380,431

TOTAL IHC STOCKHOLDERS’ EQUITY	473,889	448,749
NONREDEEMABLE NONCONTROLLING INTERESTS	29	2,682

TOTAL EQUITY	473,918	451,431

TOTAL LIABILITIES AND EQUITY	$1,063,638	$1,037,516

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES:
Premiums earned	$86,453	$81,757	$254,189	$238,583
Net investment income	3,964	3,822	12,094	11,190
Fee income	2,938	4,397	10,833	14,193
Other income (loss)	880	(58)	5,443	(504)
Net investment gains (losses)	930	17	2,556	(335)
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	-	-	(646)	-
Portion of losses recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings	-	-	(646)	-

	95,165	89,935	284,469	263,127

EXPENSES:
Insurance benefits, claims and reserves	41,398	36,011	128,927	105,619
Selling, general and administrative expenses	44,348	41,021	127,083	126,057

	85,746	77,032	256,010	231,676

Income before income taxes	9,419	12,903	28,459	31,451
Income taxes	3,248	2,860	6,482	7,518

Net income	6,171	10,043	21,977	23,933
(Income) loss from nonredeemable noncontrolling interests	14	(59)	(130)	(99)
(Income) from redeemable noncontrolling interests	(43)	(49)	(131)	(181)

NET INCOME ATTRIBUTABLE TO IHC	$6,142	$9,935	$21,716	$23,653

Basic income per common share	$0.41	$0.67	$1.46	$1.60

WEIGHTED AVERAGE SHARES OUTSTANDING	14,879	14,795	14,919	14,808

Diluted income per common share	$0.41	$0.66	$1.45	$10.57

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,941	15,109	14,985	15,104

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$6,171	$10,043	$21,977	$23,933
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	1,636	(925)	15,080	(8,908)
Tax expense (benefit) on unrealized gains on available-for-sale securities	347	(199)	3,183	(1,893)
Unrealized gains (losses) on available-for-sale securities, net of taxes	1,289	(726)	11,897	(7,015)

Other comprehensive income (loss), net of tax	1,289	(726)	11,897	(7,015)

COMPREHENSIVE INCOME, NET OF TAX	7,460	9,317	33,874	16,918

Comprehensive income, net of tax, attributable to noncontrolling interests:
(Income) from noncontrolling interests in subsidiaries	(29)	(108)	(261)	(280)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(29)	(108)	(261)	(280)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$7,431	$9,209	$33,613	$16,638

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended September 30, 2019 and 2018

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
JUNE 30, 2019	$18,625	$121,586	$2,298	$(67,428)	$393,018	$468,099	$43	$468,142

Net income					6,142	6,142	(14)	6,128
Other comprehensive
income, net of tax			1,289			1,289	-	1,289
Repurchases of common stock				(2,318)		(2,318)	-	(2,318)
Share-based compensation		635		42		677	-	677

BALANCE AT
SEPTEMBER 30, 2019	$18,625	$122,221	$3,587	$(69,704)	$399,160	$473,889	$29	$473,918

BALANCE AT
JUNE 30, 2018	$18,625	$125,018	$(11,237)	$(66,440)	$367,913	$433,879	$2,617	$436,496

Net income					9,935	9,935	59	9,994
Other comprehensive
loss, net of tax			(726)			(726)	-	(726)
Repurchases of common stock				(670)		(670)	-	(670)
Distributions to noncontrolling
interests						-	(147)	(147)
Share-based compensation		261		192		453	-	453

BALANCE AT
SEPTEMBER 30, 2018	$18,625	$125,279	$(11,963)	$(66,918)	$377,848	$442,871	$2,529	$445,400

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Nine Months Ended September 30, 2019 and 2018

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2018	$18,625	$124,395	$(8,310)	$(66,392)	$380,431	$448,749	$2,682	$451,431

Net income					21,716	21,716	130	21,846
Other comprehensive
income, net of tax			11,897			11,897	-	11,897
Repurchases of common stock				(3,917)		(3,917)	-	(3,917)
Purchase noncontrolling interests		(1,012)				(1,012)	(2,380)	(3,392)
Distributions to noncontrolling
interests						-	(403)	(403)
Common stock dividend
($0.20 per share)					(2,987)	(2,987)	-	(2,987)
Share-based compensation		(1,162)		605		(557)	-	(557)

BALANCE AT
SEPTEMBER 30, 2019	$18,625	$122,221	$3,587	$(69,704)	$399,160	$473,889	$29	$473,918

BALANCE AT
DECEMBER 31, 2017	$18,625	$124,538	$(4,598)	$(63,404)	$356,383	$431,544	$2,699	$434,243

Cumulative effects of new
accounting principles			(350)		34	(316)	(97)	(413)
Net income					23,653	23,653	99	23,752
Other comprehensive
loss, net of tax			(7,015)			(7,015)	-	(7,015)
Repurchases of common stock				(3,817)		(3,817)	-	(3,817)
Distributions to noncontrolling
interests						-	(172)	(172)
Common stock dividend
($0.15 per share)					(2,222)	(2,222)	-	(2,222)
Share-based compensation		741		303		1,044	-	1,044

BALANCE AT
SEPTEMBER 30, 2018	$18,625	$125,279	$(11,963)	$(66,918)	$377,848	$442,871	$2,529	$445,400

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$21,977	$23,933
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	894	681
Net investment (gains) losses	(2,556)	335
(Gain) on sale of investment	(3,589)	-
Other than-temporary-impairment losses, net	646	-
Equity (income) loss from equity method investments	(1,171)	976
Depreciation and amortization	2,386	1,953
Provision for bad debt on note receivable	1,214	-
Other	9,387	8,343
Changes in assets and liabilities:
Change in insurance liabilities	3,511	(12,181)
Change in amounts due from reinsurers	4,058	9,053
Change in claim fund balances	1,577	294
Change in due and unpaid premiums	(111)	(7,150)
Other operating activities	(6,816)	(5,599)

Net change in cash from operating activities	31,407	20,638

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	1,000	(999)
Net (purchases) of securities under resale agreements	(44,815)	(7,756)
Sales of equity securities	-	698
Sales of fixed maturities	111,695	55,338
Maturities and other repayments of fixed maturities	57,087	21,992
Purchases of fixed maturities	(139,531)	(79,374)
Payments to acquire business, net of cash acquired	(7,952)	-
Proceeds from sales, distributions and returns of capital from investments	5,117	-
Payments to acquire other investments	(3,000)	-
Other investing activities	(2,393)	(3,709)

Net change in cash from investing activities	(22,792)	(13,810)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(3,923)	(3,943)
Withdrawals of investment-type insurance contracts	(1,376)	(1,033)
Dividends paid	(5,225)	(3,710)
Purchase of noncontrolling interest	(4,400)	-
Proceeds from stock options exercised	163	357
Payments related to tax withholdings for sharebased compensation	(2,397)	-
Other financing activities	(403)	(285)

Net change in cash from financing activities	(17,561)	(8,614)

Net change in cash, cash equivalents and restricted cash	(8,946)	(1,786)
Cash, cash equivalents and restricted cash, beginning of year	30,807	32,197

Cash, cash equivalents and restricted cash, end of period	$21,861	$30,411

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at September 30, 2019.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year.

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

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at September 30, 2019. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

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

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 62,000 and 66,000 shares for the three and nine months ended September 30, 2019, respectively, and 314,000 and 296,000 shares for the three and nine months ended September 30, 2018, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	September 30,
	2019	2018

Cash and cash equivalents	$17,824	$25,620
Restricted cash included in other assets	4,037	4,791

Total cash, cash equivalents and restricted cash	$21,861	$30,411

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	September 30, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$205,770	$3,326	$(1,107)	$207,989
CMOs – residential (1)	5,522	49	-	5,571
U.S. Government obligations	39,852	294	(69)	40,077
GSEs (3)	6,323	-	(114)	6,209
States and political subdivisions	165,493	2,552	(731)	167,314
Foreign government obligations	6,800	165	(3)	6,962
Redeemable preferred stocks	5,970	197	-	6,167

Total fixed maturities	$435,730	$6,583	$(2,024)	$440,289

	December 31, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$202,194	$701	$(5,406)	$197,489
CMOs - residential (1)	6,092	-	(252)	5,840
U.S. Government obligations	63,231	1	(423)	62,809
Agency MBS - residential (2)	3	-	-	3
GSEs (3)	6,596	-	(110)	6,486
States and political subdivisions	172,860	302	(5,228)	167,934
Foreign government obligations	7,039	51	(46)	7,044
Redeemable preferred stocks	5,970	-	(111)	5,859

Total fixed maturities	$463,985	$1,055	$(11,576)	$453,464

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$33,408	$33,481
Due after one year through five years	173,009	175,175
Due after five years through ten years	139,594	142,102
Due after ten years	77,874	77,751
Fixed maturities with no single maturity date	11,845	11,780

	$435,730	$440,289

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$7,050	$13	$44,766	$1,094	$51,816	$1,107
CMOs - residential	-	-	5	-	5	-
U.S. Government obligations	-	-	23,621	69	23,621	69
GSEs	-	-	6,203	114	6,203	114
States and political subdivisions	14,789	47	36,544	684	51,333	731
Foreign government obligations	-	-	1,632	3	1,632	3

Fixed maturities in an
unrealized loss position	$21,839	$60	$112,771	$1,964	$134,610	$2,024

Number of fixed maturities in an
unrealized loss position	14		48		62

	December 31, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$46,988	$1,045	$108,738	$4,361	$155,726	$5,406
CMOs - residential	847	37	4,993	215	5,840	252
U.S. Government obligations	6,138	15	31,693	408	37,831	423
GSEs	-	-	6,478	110	6,478	110
States and political subdivisions	33,021	522	113,297	4,706	146,318	5,228
Foreign government obligations	-	-	2,835	46	2,835	46
Redeemable preferred stocks	5,859	111	-	-	5,859	111

Fixed maturities in an
unrealized loss position	$92,853	$1,730	$268,034	$9,846	$360,887	$11,576

Number of fixed maturities in an
unrealized loss position	47		115		162

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2019 and December 31, 2018 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Net investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Realized gains (losses):
Fixed maturities available-for-sale	$895	$(247)	$2,144	$(442)
Equity securities	-	(2)	-	(7)

Total realized gains (losses) on debt and equity securities	895	(249)	2,144	(449)
Unrealized gains (losses) on equity securities	35	266	412	114

Gains (losses) on debt and equity securities	930	17	2,556	(335)
Gains (losses) on other investments	-	-	-	-

Net investment gains (losses)	$930	$17	$2,556	$(335)

For the three and nine months ended September 30, 2019, the Company realized gross gains of $1,143,000 and $3,035,000, respectively, and gross losses of $248,000 and $891,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three months and nine months ended September 30, 2018, the company realized gross gains of $130,000 and $449,000, respectively, and gross losses of $377,000 and $891,000, respectively, from sales, maturities and prepayments of fixed maturities available for sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(v) to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale. The Company recognized other-than-temporary impairment losses of $0 and $646,000 on certain fixed maturities available-for-sale securities in the three months and nine months ended September 30, 2019, respectively. The Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis. The Company did not recognize any other-than-temporary impairments on available for sale securities in the first nine months of 2018.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$207,989	$-	$207,989
CMOs - residential	-	5,571	-	5,571
US Government obligations	-	40,077	-	40,077
GSEs	-	6,209	-	6,209
States and political subdivisions	-	165,739	1,575	167,314
Foreign government obligations	-	6,962	-	6,962
Redeemable preferred stocks	6,167	-	-	6,167
Total fixed maturities	6,167	432,547	1,575	440,289

Equity securities:
Common stocks	2,633	-	-	2,633
Nonredeemable preferred stocks	2,944	-	-	2,944
Total equity securities	5,577	-	-	5,577

Total Financial Assets	$11,744	$432,547	$1,575	$445,866

	December 31, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$197,489	$-	$197,489
CMOs - residential	-	5,840	-	5,840
US Government obligations	-	62,809	-	62,809
Agency MBS - residential	-	3	-	3
GSEs	-	6,486	-	6,486
States and political subdivisions	-	166,225	1,709	167,934
Foreign government obligations	-	7,044	-	7,044
Redeemable preferred stocks	5,859	-	-	5,859
Total fixed maturities	5,859	445,896	1,709	453,464

Equity securities:
Common stocks	2,366	-	-	2,366
Nonredeemable preferred stocks	2,800	-	-	2,800
Total equity securities	5,166	-	-	5,166

Total Financial Assets	$11,025	$445,896	$1,709	$458,630

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

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019		2018
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,620	$1,620	$1,794	$1,794

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(6)	(6)	(8)	(8)

Repayments and amortization of
fixed maturities	(39)	(39)	(34)	(34)
Sales	-	-	-	-

Balance at end of period	$1,575	$1,575	$1,752	$1,752

	Nine Months Ended September 30,
	2019		2018
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,709	$1,709	$1,876	$1,876

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(20)	(20)	(23)	(23)

Repayments and amortization of
fixed maturities	(114)	(114)	(101)	(101)
Sales	-	-	-	-

Balance at end of period	$1,575	$1,575	$1,752	$1,752

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$1,050	$-	$1,050

FINANCIAL LIABILITIES:
Funds on deposit	$-	$140,739	$140,724	$-	$141,662	$141,635
Other policyholders’ funds	-	12,042	12,042	-	10,939	10,939

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

Note 6.Other Investments, Including Variable Interest Entities

Included in other investments is our investment in Ebix Health Exchange which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange is $4,356,000 and $6,425,000 at September 30, 2019 and December 31, 2018, respectively, and the Company recorded $(406,000) and $(2,069,000), respectively, of equity income (loss) from its investment for the three and nine months ended September 30, 2019 and $(445,000) and $(1,216,000), respectively, of equity income (loss) from its investment for the same periods of 2018.

At September 30, 2019 and December 31, 2018, the Company’s Condensed Consolidated Balance Sheets include $1,824,000 and $1,842,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $203,000 and $910,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively. The Company’s Condensed Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses of $621,000 and $1,608,000, for the three and nine months ended September 30, 2019, respectively, and $1,796,000 and $6,269,000, respectively, for the same periods of 2018.

In June 2019, the Company paid $3,000,000 for an equity interest in a lead generation company that will be accounted for as an equity method investment.

In March 2019, the Company’s equity investment in Pets Best, that was carried at a cost of $500,000, was acquired by an unaffiliated entity and the Company realized a gain of $3,589,000 on the sale, which is included in Other Income in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2019.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $4,423,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of September 30, 2019

.

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

For the three months ended September 30, 2019, the Company’s Consolidated Statement of Income includes revenues and net income of $1,907,000 and $332,000, respectively, from these acquisitions.  For the period from the acquisition dates to September 30, 2019, the Company’s Consolidated Statement of Income includes revenues and net income of $3,331,000 and $(51,000), respectively, from these acquisitions.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition dates were January 1, 2018 are not material and accordingly are omitted.

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $60,205,000 and $50,697,000 at September 30, 2019 and December 31, 2018, respectively, all of which is attributable to the Specialty Health segment.

The Company has net other intangible assets of $13,687,000 and $13,163,000 at September 30, 2019 and December 31, 2018, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$18,753	$14,223	$17,253	$13,419
Domain	1,000	300	1,000	225
Software systems	780	300	780	203
Total finite-lived	$20,533	$14,823	$19,033	$13,847

	September 30,	December 31,
	2019	2018
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As discussed in Note 7, in connection with business acquisitions in 2019, the Company recorded $9,508,000 of goodwill and $1,500,000 of intangible assets associated with the Specialty Health segment. The intangible assets primarily represent the fair value of customer relationships and are being amortized over a weighted average period of 17 years.

Amortization expense was $308,000 and $976,000 for the three and nine months ended September 30, 2019, respectively, and was $381,000 and $1,124,000 for the three and nine months ended September 30, 2018, respectively.

Note 9.Income Taxes

The provisions for income taxes shown in the Condensed Consolidated Statements of Income were computed by applying the effective tax rate expected to be applicable for the reporting periods. In 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the Federal corporate income tax rate to 21% effective January 1, 2018. As a result of IHC’s June 30 fiscal tax year, the Tax Act subjects IHC to a blended tax rate of 28% for its fiscal tax year ended June 30, 2018. Other differences between the Federal statutory income tax rate and the Company’s effective income tax rate are principally from the dividends received deduction and tax exempt interest income, state and local income taxes, compensation related tax provisions, and the expected current year utilization of AMIC’s net operating loss carryforwards.

Income taxes for the three months and nine months ended September 30, 2019 includes additional tax expense of $1,600,000 associated with the reduction of estimated tax benefits from the expected current year utilization of AMIC’s net operating loss carryforwards.

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

The Company had right-of-use assets amounting to $7,251,000 and corresponding lease liabilities of $7,871,000 related to its operating leases, which are included in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet on September 30, 2019. The weighted average discount rate used to measure lease liabilities was 6.70%. The leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases for up to 5 years. The weighted average remaining lease term is 5 years. Variable lease costs consist primarily of the Company’s proportionate share of real estate taxes and operating expenses related to leased premises. The following table summarizes information pertaining to our lease obligations for the periods indicated (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019

Operating lease costs	$599	$1,710
Short-term lease costs	65	139
Variable lease costs	127	333

Total lease costs	$791	$2,182

Other information:
Operating cash flows from operating leases	$(603)	$(1,776)
Right-of-use assets obtained for operating leases	$1,049	$1,688

The Company assumed $435,000 of right-of-use assets in connection with acquisitions in 2019, as discussed in Note 7.

Maturities of operating lease liabilities at September 30, 2019 were as follows:

Due in the next year	$2,490
Due in two years	1,893
Due in three years	1,786
Due in four years	1,136
Due in five years	699
Due in remaining years	1,200
Total payments due	9,204

Present value discount	(1,333)
Operating lease liability	$7,871

Note 11.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated incurred but not reported (“IBNR”) reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Nine Months Ended
	September 30,
	2019	2018

Balance at beginning of year	$160,115	$168,683
Less: reinsurance recoverable	38,122	42,136
Net balance at beginning of year	121,993	126,547

Amount incurred, related to:
Current year	145,938	127,544
Prior years	(15,950)	(19,152)

Total incurred	129,988	108,392

Amount paid, related to:
Current year	76,395	65,380
Prior years	51,326	49,916

Total paid	127,721	115,296

Net balance at end of year	124,260	119,643
Plus: reinsurance recoverable	37,169	38,525
Balance at end of year	$161,429	$158,168

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $15,950,000 in 2019 related to prior years consists of favorable developments of $4,370,000 in Specialty Health reserves, $10,132,000 in the group disability reserves, $1,291,000 in the other individual life, annuities and other reserves, and $157,000 in Medical Stop-Loss reserves. Specialty Health net favorable development occurred primarily in the fixed indemnity limited benefit, short-term medical, occupational accident and dental lines of business.  Group Disability net favorable development was primarily due to favorable claim experience in the New York short-term disability (“DBL”) and group long-term disability ("LTD") lines of business. The net favorable development of the DBL line is mainly due to the reversal of potential policyholders’ premium refund for prior years for better than expected claim experience.  The Company settled the Paid Family Leave (“PFL”) risk adjustment payment for the 2018 year with no adjustment to the DBL line of business. The overall net favorable development of $19,152,000 in 2018 related to prior years primarily consists of favorable developments of $9,729,000 in the Specialty Health reserves, $7,862,000 in the group disability reserves, $1,346,000 in the other individual life, annuities and other reserves, and $215,000 in Medical Stop-Loss reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Nine Months Ended
	September 30,
	2019	2018

Balance at beginning of year	$26,068	$32,904
Less: reinsurance recoverable	851	762
Net balance at beginning of year	25,217	32,142

Amount incurred, related to:
Current year	38,950	37,099
Prior years	(2,370)	(8,266)

Total incurred	36,580	28,833

Amount paid, related to:
Current year	15,630	14,880
Prior years	15,357	19,507

Total paid	30,987	34,387

Net balance at end of year	30,810	26,588
Plus: reinsurance recoverable	919	865
Balance at end of year	$31,729	$27,453

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $30,810,000 at September 30, 2019.

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

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Beginning balance	$2,298	$(11,237)	$(8,310)	$(4,598)

Cumulative-effect of new accounting principles	-	-	-	(350)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	1,995	(922)	13,072	(7,364)
Amounts reclassified from accumulated OCI	(706)	196	(1,175)	349
Net other comprehensive income	1,289	(726)	11,897	(7,015)

Ending balance	$3,587	$(11,963)	$3,587	$(11,963)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$895	$(247)	$2,144	$(442)
Net impairment losses recognized in earnings	-	-	(646)	-

Income (loss) before income tax	895	(247)	1,498	(442)
Tax effect	189	(51)	323	(93)

Net income (loss)	$706	$(196)	$1,175	$(349)

Note 13.Share-Based Compensation

IHC stock option activity during the first nine months of 2019 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2018	567,384	$19.40
Granted	424,380	37.38
Exercised	(197,383)	9.69
Forfeited	(4,000)	22.20
September 30, 2019	790,381	$31.46

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 was $8.31.

In 2019, IHC received $163,000 in cash from the exercise of stock options with an aggregate intrinsic value of $5,091,000 and recognized $748,000 of tax benefits. Cash outflows in 2019 to satisfy employees’ income tax withholding obligations amounted to $2,397,000.

Note 14.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $783,000 and $1,169,000 during the nine months ended September 30, 2019 and 2018, respectively.

Note 15.Contingencies

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”)) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerned agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants. The Complaint sought injunctive relief and damages in an amount exceeding $50,000,000, payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs. Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint. Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion. On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award (the “Final Judgment”). On July 15, 2019, Plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.

Since the arbitration is complete, the stay in the Texas litigation was lifted, and Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part Defendants’ Motion to Dismiss.  The Court found that an arbitration agreement, including an arbitration provision, exists between the parties and therefore, the parties were directed to proceed with arbitration.  In light of this holding, the Court stayed and administratively closed the action pending the outcome of another arbitration. On October 29, 2019, the Plaintiff demanded arbitration against Standard Security Life, Madison National Life, and Independence Holding Company seeking a declaration by a new arbitration panel that the claims alleged in the complaint in the dismissed Texas litigation are not arbitrable.  This demand for a new arbitration has no impact on the Final Judgment.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our short term medical, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as leads, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE.  In addition to the five lead states, 36 other states are participating in the MCE.  Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and has proactively communicated and cooperated with the applicable regulatory agencies for the MCE.  Each of these subsidiaries has also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

On July 18, 2019, each of Standard Security Life, Madison National Life and Independence American received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company.  The proposed RSAs provide for monetary penalties as well as requirements related to such subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison National Life and Independence American have preliminarily responded to the proposed RSAs and anticipate entering into confidential discussions with the insurance departments of the lead jurisdictions once they have reviewed. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

Note 16.Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Taxes and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments.

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Specialty Health	$48,237	$53,108	$149,419	$152,959
Group disability, life, DBL and PFL	44,025	35,599	127,068	107,280
Individual life, annuities and other (A)	457	520	1,279	1,432
Medical Stop-Loss (A)	2	13	6	36
Corporate	1,514	678	4,787	1,755
	94,235	89,918	282,559	263,462
Net investment gains (losses)	930	17	2,556	(335)
Net impairment losses recognized in earnings	-	-	(646)	-
Total revenues	$95,165	$89,935	$284,469	$263,127

Income before income taxes
Specialty Health (B)	$1,127	$10,595	$13,608	$23,319
Group disability, life, DBL and PFL	9,985	4,267	19,187	14,912
Individual life, annuities and other (A) (C)	(607)	(63)	(1,374)	(357)
Medical Stop-Loss (A)	(33)	(64)	252	100
Corporate	(1,983)	(1,849)	(5,124)	(6,188)
	8,489	12,886	26,549	31,786
Net investment gains (losses)	930	17	2,556	(335)
Net impairment losses recognized in earnings	-	-	(646)	-
Income before income taxes	$9,419	$12,903	$28,459	$31,451

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $308,000 and $381,000 for the three months ended September 30, 2019 and 2018, respectively, and was $976,000 and $1,124,000 for the nine months ended September 30, 2019 and 2018, respectively.

(C)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies of $198,000 and $220,000 for the three months ended September 30, 2019 and 2018, respectively, and $600,000 and $675,000 for the nine months ended September 30, 2019 and 2018 , respectively.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$95,165	$89,935	$284,469	$263,127
Expenses	85,746	77,032	256,010	231,676

Income before income taxes	9,419	12,903	28,459	31,451
Income taxes	3,248	2,860	6,482	7,518

Net income	6,171	10,043	21,977	23,933

(Income) from noncontrolling interests	(29)	(108)	(261)	(280)

Net income attributable to IHC	$6,142	$9,935	$21,716	$23,653

•Income from operations of $.41 per share, diluted, for the three months ended September 30, 2019 compared to $.66 per share, diluted, for the same period in 2018. Income from operations of $1.45 per share, diluted, for the nine months ended September 30, 2019 compared to $1.57 per share, diluted for the same period in 2018.

oNet income for the nine months ended September 30, 2019 includes $2.6 million of gain, net of tax, related to the sale of an equity investment.

oNet income for the three and nine months ended September 30, 2019 includes additional tax expense of $1.6 million associated with the reduction of estimated tax benefits from the expected current year utilization of AMIC’s net operating loss carryforwards.

•Consolidated investment yields (on an annualized basis) of 3.1% for the three months and nine months ended September 30, 2019, compared to 2.8% and 2.7% for the comparable periods in 2018, respectively;

•Book value of $31.90 per common share at September 30, 2019 compared to $30.16 at December 31, 2018.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $1.1 million of income before taxes for the three months ended September 30, 2019 as compared to $10.6 million for the comparable period in 2018; and reported $13.6 million of income before taxes for the nine months ended September 30, 2019 compared to $23.3 million for the same period in 2018. The decrease in 2019 when compared to 2018 is primarily due to lower premium volume in the fixed indemnity limited benefit line, less favorable prior year loss development in the short-term medical and fixed indemnity limited benefit lines of business and bad debt expense. Results for comparable 2018 periods included more favorable development from prior periods mostly on short term medical and fixed indemnity limited benefit business;

oPremiums earned decreased $3.6 million and $3.5 million the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. Increased premiums from the pet business were more than offset by decreased premiums in fixed indemnity limited benefit business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Premiums Earned	$44,462	$48,111	$133,467	$136,960
Insurance Benefits, Claims & Reserves	19,585	15,382	56,334	44,975
Expenses	20,972	22,285	62,424	70,045

Loss Ratio (A)	44.0%	32.0%	42.2%	32.8%
Expense Ratio (B)	47.2%	46.3%	46.8%	51.1%
Combined Ratio (C)	91.2%	78.3%	89.0%	83.9%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe higher loss ratios in 2019 were as a result of less favorable prior period development than in 2018. The lower expense ratio for the first nine months of 2019 is primarily due to changes in the mix of products in the Specialty Health segment.

•Income before taxes from the Group disability, life, DBL and PFL segment was $10.0 million and $19.2 million for the three months and nine months ended September 30, 2019, respectively, compared to $4.3 million and $14.9 million for the same periods in 2018, respectively. The increase in the results for the first nine months is primarily due a decrease in DBL claim reserves;

•The Individual life, annuities and other segment reported losses before income taxes of $.6 million and $1.4 million for the three months and nine months ended September 30, 2019, respectively, compared with losses of $.1 million and $.4 million for the three months and the nine months ended September 30, 2018 respectively.

•The Medical Stop-Loss segment reported an insignificant amount of income before taxes for the three and nine months ended September 30, 2019 and 2018, respectively. Amounts recorded for investment income, and benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining reserves of medical stop-loss business in run-off;

•The Corporate segment reported losses before taxes of $2.0 million and $5.1 million for the three and nine months ended September 30, 2019, respectively, compared with losses of $1.8 million in the three months and $6.2 million in the nine months ended 2018; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Direct and Assumed
Earned Premiums:	2019	2018	2019	2018

Specialty Health	$46,203	$48,741	$137,476	$138,652
Group disability, life, DBL and PFL	49,073	41,845	142,217	126,097
Individual life, annuities and other	4,862	5,574	15,984	17,587

	$100,138	$96,160	$295,677	$282,336

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Direct and Assumed
Earned Premiums:	2019	2018	2019	2018

Specialty Health	$44,462	$48,111	$133,467	$136,960
Group disability, life, DBL and PFL	41,977	33,631	120,683	101,605
Individual life, annuities and other	14	15	39	18

	$86,453	$81,757	$254,189	$238,583

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  During the nine months ended September 30, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,462	1,132	2,643	19,585	27,525	$1,127
Group disability,
life, DBL and PFL	41,977	1,928	120	21,396	12,644	9,985
Individual life,
annuities and other	14	367	76	411	653	(607)
Medical Stop-Loss	-	2	-	6	29	(33)
Corporate	-	535	979	-	3,497	(1,983)
Sub total	$86,453	$3,964	$3,818	$41,398	$44,348	8,489

Net investment gains						930
Income before income taxes						9,419
Income taxes						3,248
Net Income						$6,171

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$48,111	1,109	3,888	15,382	27,131	$10,595
Group disability,
life, DBL and PFL	33,631	1,788	180	20,216	11,116	4,267
Individual life,
annuities and other	15	402	103	186	397	(63)
Medical Stop-Loss	-	12	1	227	(150)	(64)
Corporate	-	511	167	-	2,527	(1,849)
Sub total	$81,757	$3,822	$4,339	$36,011	$41,021	12,886

Net investment gains						17
Income before income taxes						12,903
Income taxes						2,860
Net Income						$10,043

Premiums Earned

In the third quarter of 2019, premiums earned increased $4.7 million over the comparable period of 2018. The increase in earned premiums is primarily due to: (i) an $8.3 million increase in earned premiums from the Group disability, life, DBL and PFL segment as a result of $5.1 million in increased PFL and DBL premiums, $2.1 million in increased group long-term disability ("LTD") and short-term disability ("STD") business and $1.1 million in increased group term and other life business; partially offset by (ii) a $3.6 million decrease in premiums from the Specialty Health segment primarily as a result of decreased premiums in the fixed indemnity limited benefit business line of $6.3 million and a $.3 million decrease in earned premiums from the dental line, partially offset by increases of $2.5 million and $.6 million, respectively, in the pet and short term medical lines of business.

Net Investment Income

Total net investment income increased $.2 million. The overall annualized investment yields were 3.1% in both the third quarter of 2019 and 2018.

The annualized investment yields on bonds, equities and short-term investments were 3.1% in the third quarter of 2019 and 3.2% for the comparable 2018 period.

Net Investment Gains

The Company had net investment gains of $.9 million in the three-month period ended September 30, 2019. Net investment gains were insignificant in 2018.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $1.5 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. The decrease is primarily due to more business being written on IHC carrier paper in 2019.

Other income increased $1.0 million for the three months ended September 30, 2019 from the comparable period in 2018 due to higher income from equity partnerships in 2019.

Insurance Benefits, Claims and Reserves

In the third quarter of 2019, insurance benefits, claims and reserves increased $5.4 million over the comparable period in 2018. The increase is primarily attributable to: (i) an increase of $1.2 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily as a result of an increase of $3.2 million in the PFL line due to increased premiums, $1.8 million in the combined LTD and STD lines due to higher loss ratios, partially offset by a decrease of $3.6 million in DBL claim reserves; and (ii) an increase of $4.2 million in the Specialty Health segment, primarily from an increase of $2.1 million in the short term medical line due to less favorable prior year loss development in 2019, an increase of $1.3 million in the pet line due to increased premium volume, and an increase of $.7 million in the fixed indemnity limited benefit line due to less favorable prior year loss development in 2019 than in the prior year.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $3.3 million over the comparable period in 2018. The increase is primarily a result of: (i) an increase of $1.5 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and other general expenses due to increased premium volume; (ii) an increase of $.4 million in the Specialty Health segment primarily due to an increase in commissions, administrative fees and other general expenses in the pets business due to increased premium volume, as well as increased lead generation, compensation, system development related expenses and bad debt expense in our marketing and administrative companies, partially offset by a decrease in commission and administrative expenses related to decreased premium volume in the fixed indemnity limited benefit line of business; and (iii) an increase of $1.0 million in the Corporate segment due to compensation associated expenses.

Income Taxes

The effective tax rate for the three months ended September 30, 2019 was 34.5% compared to 22.2% for the three months ended 2018. The higher effective tax rate in 2019 is primarily due to tax provisions associated with the reduction of estimated tax benefits from the expected current year utilization of AMIC’s net operating loss carryforwards.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$133,467	3,116	12,836	56,334	79,477	$13,608
Group disability,
life, DBL and PFL	120,683	5,958	427	71,664	36,217	19,187
Individual life,
annuities and other	39	1,002	238	932	1,721	(1,374)
Medical Stop-Loss	-	6	-	(3)	(243)	252
Corporate	-	2,012	2,775	-	9,911	(5,124)
Sub total	$254,189	$12,094	$16,276	$128,927	$127,083	26,549

Net investment gains						2,556
Net impairment losses recognized in earnings						(646)
Income before income taxes						28,459
Income taxes						6,482
Net Income						$21,977

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$136,960	3,290	12,709	44,975	84,665	$23,319
Group disability,
life, DBL and PFL	101,605	5,203	472	60,278	32,090	14,912
Individual life,
annuities and other	18	1,130	284	585	1,204	(357)
Medical Stop-Loss	-	35	1	(219)	155	100
Corporate	-	1,532	223	-	7,943	(6,188)
Sub total	$238,583	$11,190	$13,689	$105,619	$126,057	31,786

Net investment losses						(335)
Income before income taxes						31,451
Income tax benefits						7,518
Net Income						$23,933

Premiums Earned

In the first nine months of 2019, premiums earned increased $15.6 million over the comparable period of 2018. The increase in earned premiums is primarily due to: (i) a $19.1 million increase from the Group disability, life, DBL and PFL segment as a result of $11.1 million in increased DBL and PFL premiums, a $4.6 million increase in combined LTD/STD premiums primarily from new STD business and increased retentions, a $2.8 million increase in group term life premiums as a result of increased retentions, and $.6 million of other group life business due to new product sales; partially offset by (ii) a $3.5 million decrease in Specialty Health segment premiums, principally due to decreased premiums of $13.5 million in fixed indemnity limited benefit business and $1.2 million in the dental line partially offset by increased premium volume of $6.4 million from pet lines, $2.1 million in group gap lines, $1.1 million in occupational accident business and $.6 million in short term medical business.

Net Investment Income

Total net investment income increased $.9 million. The overall annualized investment yields were 3.1% and 3.0% for the first nine months of 2019 and 2018, respectively.

The annualized investment yields on bonds, equities and short-term investments were 3.2% in the first nine months of 2019 and 3.1% for the comparable 2018 period.

Net Investment Gains (Losses) and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $2.6 million in the nine months ended September 30, 2019 compared to $.3 million of investment losses for the same period in 2018.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale securities in 2019, as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income decreased $3.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease is primarily due to more business being written on IHC carrier paper in 2019.

Other income increased $5.9 million for the nine months ended September 30, 2019 from the comparable period in 2018 primarily due to $3.6 million in pretax gain on the sale of an equity investment in Pets Best and higher income from equity partnerships in 2019.

Insurance Benefits, Claims and Reserves

In the first nine months of 2019, insurance benefits, claims and reserves increased $23.3 million over the comparable period in 2018. The increase is primarily attributable to: (i) an increase of $11.4 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of an $8.7 million increase in PFL line due to increased premium volume, a $5.1 million increase in the combined LTD/STD line due to higher loss ratios on certain LTD business and increased retention on STD business, an increase of $1.0 million in group term life business due to higher premium volume and increased retention partially offset by lower loss ratios, and an increase of $.4 million in other group term life lines due to new business, partially offset by a decrease of $3.8 million in DBL claim reserves; and (ii) an increase of $11.3 million in the Specialty Health segment, primarily from an increase of $6.2 million in the short term medical line due to less favorable prior year loss development, an increase of $3.3 million and $2.6 million in the pet and group gap lines, respectively, due to increased premium volume, partially offset by a decrease of $.5 million in the fixed indemnity limited benefit line due to lower premium volume, and $.6 million in dental due to lower loss ratios; and (iii) an increase of $.2 million in the Medical Stop Loss segment as a result of lower positive reserve run-off volume when compared to the same period in 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $1.0 million over the comparable period in 2018. The increase is principally due to: (i) an increase of $4.1 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and other general expenses due to increased premium volume; and (ii) a $2.0 million increase in the Corporate segment due to compensation associated expenses; partially offset by (iii) a decrease of $5.2 million in the Specialty Health line of business due to a decrease in commission and administrative expenses related  to decreased premium volume in fixed indemnity limited benefit and lower administrative fees and loss adjustment expenses in the short term medical line, partially offset by an increase in commissions and administrative fees and other general expenses in the pets and group gap lines due to increased premium volume as well as increased lead generation, compensation and system development related expenses and bad debt expense in our marketing and administrative companies.

Income Taxes

The effective tax rate for the nine months ended September 30, 2019 was 22.8% compared to 23.9% for the nine months ended 2018. The effective tax rate in 2019 is primarily due to tax provisions associated with the reduction of estimated tax benefits from the expected current year utilization of AMIC’s net operating loss carryforwards partially offset by tax benefits resulting from exercises of certain shared based compensation. As a result of the 2017 Tax Act, the Company’s tax rate in 2018 reflects a blended 28% tax rate for the first six months of 2018 followed by a 21% tax rate beginning in the third quarter of 2018.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No cash dividends were declared or paid by the Insurance Group during the nine months ended September 30, 2019 or 2018.

Cash Flows

The Company had $21.9 million and $30.8 million of cash, cash equivalents and restricted cash as of September 30, 2019 and December 31, 2018, respectively.

For the nine months ended September 30, 2019, operating activities provided $31.4 million of cash and investment activities utilized $22.8 million of cash, primarily the result of purchases of investment securities, and $8.0 million utilized for business acquisitions. Financing activities utilized $17.6 million of cash, of which $ 5.2 million related to common stock dividend payments, $4.4 million was utilized to acquire noncontrolling interests in subsidiaries, $3.9 million was utilized for treasury share purchases, and $2.4 million related to payments for tax withholdings on sharebased compensation.

The Company had $365.6 million of liabilities for future policy benefits and policy benefits and claims as of September 30, 2019 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2019, cash received from the maturities and other repayments of fixed maturities was $57.1 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $364.7 million at September 30, 2019 compared to $368.7 million at December 31, 2018. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2019.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	September 30,	December 31,
	2019	2018

Specialty Health	$41,682	$38,114
Group Disability	110,709	112,616
Individual A&H and Other	8,727	8,954
Medical Stop-Loss	311	431

	$161,429	$160,115

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

The $25.2 million increase in IHC’s stockholders' equity in the first nine months of 2019 is primarily due to $21.7 million of net income attributable to IHC and $11.9 million of other comprehensive income attributable to IHC reduced by $3.0 million of common stock dividends declared and $3.9 million for treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $6.6 million and gross unrealized losses of $2.0 million on its fixed maturities available-for-sale securities at September 30, 2019. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at September 30, 2019.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale during the nine months ended September 30, 2019, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis. The Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2018. There were no securities with fair values less than 80% of their amortized cost at September 30, 2019.

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2019. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

OUTLOOK

For the remainder of 2019, the Company anticipates that it will:

•Continue to expand our direct to consumer (D2C) owned call center and career agent channels. Our D2C channels have grown to nearly 200 agents, and we expect robust growth to continue into 2020.  This is a highly scalable model subject to continued generation of quality leads at an affordable price.  One of our call center’s key relationships is supporting inquiries received from members of USAA, an insurance, banking, and investment services provider serving millions of military members and their families.  We are also ramping up our organic lead generation capabilities and sources of paid leads, and making inroads into large affinity groups that will make our products available to their members.  In each case, our D2C agents are able to offer a number of quality health insurance choices, including STM, hospital indemnity (“HIP”), dental and gap plans underwritten by IHC’s carriers as well as Affordable Care Act (“ACA”) and other products available through nationally recognized insurance companies.

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

•Continue to diversify our sources of pet insurance premium through (i) the expansion of marketing efforts by our subsidiary, PetPartners, (ii) increased white-label distribution opportunities (such as our arrangement with the American Kennel Club) where PetPartners acts as administrator and Independence American is the risk taker, and (iii) increased premium for Independence American through our relationships as an underwriter for PetFirst, a company focused on shelters, rescues and animal welfare marketing space, Pets Best, which excels on affiliate and veterinarian sales channels, and Figo Pet Insurance, an insuretech brand in the pet insurance space focused on D2C, referral partners, and employer benefits channels.

•In 2020, IHC will be uniquely situated, through its vertically integrated structure, to better serve the growing demand for health insurance options by delivering an end-to-end experience to the consumer, including a broad base of products across the entire spectrum of age groups and needs.  We will provide state-of-the-art on-line and mobile tools linking individuals and families in need of insurance coverage to highly rated insurance companies.  Our enterprise will include: (i) digital marketing and website domains that will drive exclusive lead traffic for ancillary health and pet insurance, (ii) exchanges that will permit individuals to perform side-by-side comparisons of various employee benefit and pet insurance coverages, (iii) sales and customer service centers with licensed employee agents available to respond to consumer questions; (iv) a wholly owned insurance company, licensed in all 50 states, which will have the broadest mix of ancillary health and pet insurance in the country, and (v) access to other highly rated insurers for life, senior and P&C products.

•Continue to increase our DBL/PFL premiums. Effective January 1, 2018, Standard Security Life began selling a new PFL rider as part of our New York DBL policies.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  This has more than doubled our DBL block. The PFL product rate is set by the New York State Department of Financial Services and provides for a potential risk adjustment payment in the event the company has better experience than the industry. The PFL rate is scheduled to increase by 76% for 2020.  This increase, along with a modest increase in new premium writings, is expected to increase our combined DBL/PFL premium by approximately 46%.

•Achieve increases in both long-term and short-term disability premiums generated from new distribution relationships.

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

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid as a result of the continuing shorter duration of the portfolio. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future. A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”)) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerned agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants. The Complaint sought injunctive relief and damages in an amount exceeding $50,000,000, payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.   Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint. Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion. On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award (the “Final Judgment”).  On July 15, 2019, Plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.

Since the arbitration is complete, the stay in the Texas litigation was lifted, and Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part Defendants’ Motion to Dismiss.  The Court found that an arbitration agreement, including an arbitration provision, exists between the parties and therefore, the parties were directed to proceed with arbitration.  In light of this holding, the Court stayed and administratively closed the action pending the outcome of another arbitration. On October 29, 2019, the Plaintiff demanded arbitration against Standard Security Life, Madison National Life, and Independence Holding Company seeking a declaration by a new arbitration panel that the claims alleged in the complaint in the dismissed Texas litigation are not arbitrable.  This demand for a new arbitration has no impact on the Final Judgment.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our short term medical, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as leads, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE.  In addition to the five lead states, 36 other states are participating in the MCE.  Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and has proactively communicated and cooperated with the applicable regulatory agencies for the MCE.  Each of these subsidiaries has also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

On July 18, 2019, each of Standard Security Life, Madison National Life and Independence American

received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company. The proposed RSAs provide for monetary penalties as well as requirements related to such subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison National Life and Independence American have preliminarily responded to the proposed RSAs and anticipate entering into confidential discussions with the insurance departments of the lead jurisdictions once they have reviewed. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of September 30, 2019, 1,750,638 shares were still authorized to be repurchased.

Share repurchases during the third quarter of 2019 are summarized as follows:

2019
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	15,934	$37.66	1,796,558
August	31,642	$37.51	1,764,916
September	14,278	$37.23	1,750,638

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:November 8, 2019

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:November 8, 2019

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer