Form 10-K
period 2019-12-31
INDEPENDENCE HOLDING CO
filed 2020-03-16
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2019.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]   No  [X]

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

Yes   ☐   No   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sole, as of June 30, 2019 was $192,788,000.

As of March 6, 2020, there were 14,850,921 shares of Common Stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. IHC and its subsidiaries are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

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

IHC operates through (i) its insurance carriers: Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American Insurance Company (“Independence American”) and collectively sometimes referred to as the "IHC Carriers", which underwrite specialty health, pet, group life and short-term and long-term disability products and (ii) our Specialty Benefits division comprised of specialty health and pet divisions.  We have three continuing business segments: Specialty Health segment, Group disability, life, DBL and PFL segment, and corporate. We have two business segments that are in run-off our individual life, annuities and other segment and Medical Stop-Loss.

The Specialty Health segment is comprised of (i) our traditional distribution through independent agents and national accounts, and (ii) our tech-enabled distribution through our call centers, career advisors, lead generation domains (www.healthinsurance.org, www.medicareresources.org, and www.petplace.com), transactional websites, and our investment in a lead generation company.  The pet division is comprised of: PetPartners, Inc. (“PetPartners”), www.akcpetinsurance.com, www.petplace.com,www.mypetinsurance.com, and our independent distribution channels. Independence American takes the risk on the pet insurance and many of the specialty health products sold by these divisions, but our agencies also sell life and health products from other insurance companies for which they earn commissions.  Our proprietary platforms are designed to support multiple carriers and products, and we are recognized by the industry for our speed to market with innovative new products.

Standard Security Life focuses on underwriting and selling its New York short-term disability (“DBL”) and paid family leave rider (“PFL”) products through general agents primarily to small employers. Madison National Life emphasizes underwriting long-term and short-term disability and group life primarily to school districts and municipalities in the Upper Midwest through managing general agents and independent brokers, and a growing worksite marketing division.  Independence American is our primary specialty health and pet underwriter.  Beginning in 2020, Independence American expects to underwrite Medicare Supplement in many states.  Previously, our carriers underwrote medical stop-loss, which we exited in March 2016 when we sold the block of business.

The insurance agencies owned by IHC (collectively, the “IHC Agencies”) are as follows: IHC Specialty Benefits, Inc. (“IHCSB”), Independence Brokerage Group, Inc. (“IBG”), My1HR, Inc. (“My1HR”), and a majority interest in PetPartners.  IHCSB is our agency that operates through (i) our owned call centers, which currently has 56 licensed employee sales agents in four locations, (ii) our career advisors who are licensed agents, and (iii) our direct-to-consumer (“D2C”) transactional websites,

www.mypetinsurance.com and www.healthedeals.com. With respect to the advisors, we typically provide them with leads (which they either “purchase” or “earn” through IHC production), but they are also expected to generate their own leads.  IHC has used this distribution model for over ten years, and we expect to significantly enhance this distribution in 2020.  With respect to the call centers, one of the offices is dedicated to servicing calls from members of USAA, while the others, in 2020, will focus primarily on selling Medicare Supplement, Medicare Advantage and ancillary IHC products to the senior market utilizing leads generated organically or purchased.

IBG is our agency that distributes through independent producers in the following ways: (i) through our four regional sales directors who support non-owned general agents and call centers, (ii) through national account relationships, and (iii) through our 12 sales telebrokerage employees who function as company-owned general agents calling upon independent agents who have a book of business with small employers.  My1HR is a technology company that develops quoting and cloud based enrollment platforms for carriers and key distribution partners. My1HR is also a Web Based Entity (“WBE”), which developed and manages INSX Cloud.  This platform enables agents to quote and enroll consumers in Affordable Care Act (“ACA”) plans as well as ancillary health products.  During the 2020 Open Enrollment Period (November 1, 2019 – December 31, 2019), INSX Cloud was utilized by more than 2,000 independent agents who enrolled almost 225,000 cases, which were predominantly ACA compliant plans and also included specialty health products underwritten by the IHC Carriers as well as other carriers.  PetPartners is a distributor and administrator of pet insurance underwritten by Independence American and an unaffiliated insurer.  IHC owns a number of web domains and a minority interest in a lead-generation technology company through its subsidiary, IHC Domain Holdings, LLC (“Domain Holdings”).  Domain Holdings owns Healthinsurance.org LLC (“HIO”), which is an on-line marketing company that owns www.healthinsurance.org and www.medicareresources.org, which are lead generation sites for Medicare and individual health and life insurance products.  Domain Holdings also owns www.petplace.com, which is a lead generation site for pet insurance that directs those interested in purchasing such insurance to www.mypetinsurance.com.  Together these sites produce organic leads for IHCSB’s controlled agency force.  IHCSB, Domain Holdings and My1HR together provide the backbone of our insure-tech operations by generating leads, enabling sales of products (both through IHC Carriers and highly rated unaffiliated insurers), and enable independent agents to access ACA (and IHC ancillary) policies through a licensed WBE.

The IHC Agencies and IHC Carriers perform underwriting, risk selection and pricing, policy administration and management for the majority of our specialty health business, which totaled approximately $183.8 million of gross individual and group health premiums in 2019.  In addition, the IHC Agencies sell other coverages for multiple insurers, including small group stop-loss, ACA plans and senior products. The IHC Agencies receive commissions and fees for these services and do not bear any of the insurance risk of the companies to which they provide services. While the majority of sales by IHC Carriers have been to individuals and small employers from independent producers, national accounts and white-label relationships, increasingly we have focused on sales from our controlled distribution.  In general, companies that provide insurance through user-centric platforms, or create efficiencies in the insurance industry through technological advances, are referred to as “insuretech” companies. As further described in Outlook, we are increasingly focused on expanding our “insuretech” footprint by (i) generating leads through Domain Holdings, (ii) sales through IHCSB’s owned call center, career advisors and transactional sites, and (iii) expansion of the number of agents using INSX Cloud.  Within this segment, the IHC Carriers sell the following products: (i) senior market products, including Medicare Supplement, Medicare Advantage, dental, vision and hospital indemnity (“HIP”), (ii) ancillary benefits in the under-age-65 market, including dental, vision, short-term medical (“STM”), supplemental products including fixed indemnity limited benefit, critical illness, and HIP; (ii) pet insurance; and (iii) various life insurance and non-insurance Rx and telemedicine services.  The segment includes run-off of a limited amount of discontinued major medical coverage and occupational accident from one producer that was sold in 2017. Several third party administrators, including Ebix Health Administration Exchange, Inc. (“EHAE”), perform claims and other administrative functions. IHC owns a 49% equity interest in Ebix Health Exchange Holdings, LLC (“Ebix

Health Exchange”), which owns EHAE. IHC also owns a controlling interest in Global Accident Facilities, LLC (“GAF”), which is a holding company for an agency that provides health care and benefit consulting.

In 2020, the IHC Carriers will retain the vast majority of the risk that they underwrite, and the IHC Agencies will focus on the following lines of business:

•Senior market products, including Medicare Supplement and Medicare Advantage

•Pet health insurance

•Multiple specialty health lines

•ACA plans primarily through INSX Cloud

•Self-funded health plans for businesses of 5 to 100 employee lives

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

Our Philosophy

Historically, our business strategy has focused on maximizing underwriting profits through a variety of niche specialty health insurance, pet, and group disability and life products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  In 2020 and beyond, we will continue to focus on sale of products underwritten by the IHC Carriers, but we will also focus much of our attention on the growth of our insuretech division.  We are now at a point that much of the core infrastructure has been built and we are continuing to scale up the operations.  Our focus will be on recruiting additional call center agents and advisors who are certified to sell Medicare, enhance our lead generation capacity, launch additional transactional websites, improve the user experience of our current direct-to-consumer domains, and introduce artificial intelligence to improve conversion rates.

As further described in Outlook, our goal in 2020 and beyond is to maximize the valuation of IHC through growth of our very profitable life and disability lines of business, while investing in the expansion of our “insuretech” capabilities to generate sales of specialty health, pet and Medicare products directly to consumers through our call centers, career advisors and websites.

DISTRIBUTION

Specialty Health

IHC distributes its specialty health products in a variety of ways. We distribute directly to consumers through our call centers, career advisors and www.heathedeals.com.   In 2019, the core products sold by these agents were IHC’s STM and HIP plans as well as ACA-compliant offerings. In 2020, we plan to emphasize the sale of Medicare Advantage plans underwritten by other carriers, and Medicare Supplement policies from Independence American and other carriers. Consumers often also purchase ancillary products, including dental, accident, telemedicine and Rx discounts plans, with a core plan.  Our career advisors are licensed agents who sell both IHC and non-IHC products.  IHC has used this distribution model for over ten years, but we have significantly enhanced this distribution model in 2019 and expect accelerated growth in 2020. Finally, we sell directly to consumers through www.healthedeals.com. In the second quarter of 2020, we anticipate that Independence American will begin selling its own Medicare Supplement through our call centers, advisors and select distributors of senior products.

IBG distributes through independent producers in the following ways: (i) through our four regional sales directors who support non-owned general agents, (ii) through national account relationships such as Anthem, United Health as well as single state Blue Cross organizations and regional health plans, and (iii) through our 12 sales telebrokerage employees who function as company-owned general agents calling upon independent agents who  have a book of business (often property & casualty) with small employers.  Our employees earn production bonuses for assisting the agent in placing the health sale with IHC or our carrier partners. The lead product for the owned general agency is small group stop-loss underwritten by multiple non-affiliated carriers, although they also sell our individual and group ancillary products.  My1HR, through INSX Cloud, was used by over 2,000 agents in 2019 to distribute quote and enroll over 225,000 ACA and specialty health plans. The Trump Administration has adopted regulations that allow Health Reimbursement Account (“HRA”) dollars that employers have contributed on a pre-tax basis to be used by employees to purchase STM as well as ACA plans.   The My1HR platform, which provides an enrollment tool to employees with little to no effort on the part of the employer, is well-suited for use with HRAs.  In addition to health insurance, IHC’s other products are readily available on INSX Cloud for purchase including dental, critical illness and accident plans.

Pet Insurance

We distribute pet insurance in three ways: (i) through PetPartners, where IHC typically distributes, administers and underwrites the risk, but will also delegate sales and marketing to unaffiliated companies or affinity groups, (ii) through three significant pet administrators where IHC only underwrites the risk, and (iii) through www.mypetinsurance.com.  We own 85% of the equity of PetPartners, which is a pet insurance producer that has an exclusive distribution relationship with The American Kennel Club (“AKC”), and has a proprietary IT platform.  We have seen steady improvement in the number of leads generated from the AKC and the conversion ratio since we acquired PetPartners in 2017, but several initiatives will be implemented in 2020 to increase penetration and conversion of this exclusive lead source. In addition, PetPartners is seeking other internally controlled sales channels, including through employer and affinity groups.  In 2019, we relaunched www.PetPlace.com, which we acquired in 2016, with significantly improved content curated by a board of veterinarians.  We are already reaching in excess of 18,000 users per day, which will improve lead generation from this domain.  Persons interested in obtaining a quote for pet insurance will be redirected from www.PetPlace.com to www.mypetinsurance.com, where they will be able to choose from several brands.  Each brand will present a unique quote, but currently all will be underwritten by Independence American.  At this time, the majority of Independence American’s pet business is distributed by three independent pet insurance administrators:  PetFirst Healthcare, LLC (“PetFirst”), Pets Best Insurance Services, LLC and FIGO Pet Insurance, LLC (“FIGO”).  IHC owns a 5% equity stake in FIGO.

Except for licensed agents who are employed in IHC's call center, most agents and brokers who produce the Specialty Health business are non-salaried contractors who receive commissions.

Disability and Life Products

Our disability and life products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product, including the paid family leave benefits, in New York State is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Upper Midwest to school districts and municipalities through a managing general agent that specializes in these target markets. Independence American also reinsured health products serving the needs of expatriates, third-party nationals and high net-worth local nationals, which is now in run out. The Abacus Group LLC, specializes in worksite marketing of voluntary benefits and is producing life and disability business for Madison National Life.

Medical Stop-Loss

Standard Security Life was the primary carrier for our employer medical stop-loss products although, in 2016, we also wrote business for Madison National Life, Independence American and unaffiliated carriers. IHC’s carriers wrote the vast majority of their medical stop-loss business through IHC Risk Solutions LLC (“Risk Solutions”), which was sold on March 31, 2016, and TRU Services, LLC. The Insurance Group has now ceased underwriting medical stop-loss business.

PRINCIPAL PRODUCTS UNDERWRITTEN BY IHC CARRIERS

Specialty Health Products

In 2019, this line of business had the following categories: (i) ancillary benefits, including dental, vision, STM, and supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident.  Earned premium is expected to increase in 2020 due to: increased sales of pet insurance, short-term medical, Medicare supplement, new sales of employer sponsored and voluntary health plans and the continued growth of our owned call centers and advisors.

Ancillary Products

This category is primarily comprised of dental, vision, STM, and supplemental products (including gap, fixed indemnity limited benefit, critical illness, and hospital indemnity). These are sold through multiple distribution strategies as described above.

IHC sells group and individual dental products in most states. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary basis.  As part of the distribution of our individual dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials. We expect to see a growth in vision sales primarily due to the launch of an individual vision product in the majority of states and new distribution partnerships.

IHC sells STM products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months although in 20 states we underwrite STM policies that last up to 36 months. STM products with a duration between twelve and 36 months are referred to as Extend STM products. Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their ACA-compliant plan becomes effective, and others who need insurance for a specified period of time.  Our STM plans contain many, but not all, of the essential health benefits found in ACA-compliant plans.  In addition, our STM plans often have lower deductibles and broader networks than many ACA-compliant policies, and are almost always more affordable for qualified purchasers. IHC’s gross premium decreased in this line of business in 2018 largely as a result of a ruling which limited STM to plans of 90-day duration or less. Effective October 1, 2018, an executive order from the Trump Administration reversed the previous executive order and restored the decision on the duration of STM to the states. We anticipate growth in this line of business in 2020 primarily driven by sales in states that allow durations of up to 36 months.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement or in lieu of an ACA-compliant plan. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans, fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies. We anticipate growth in these lines of business in 2020 as a result of increased distribution via agents selling on the INSX platform and demand for these products as ACA deductibles continue to increase.

IHC offers gap plans for employer groups, which help employees manage the financial impact of deductibles on their employer-sponsored plans. We expect that this line of business will decrease in 2020 based on a change in distribution strategy, but will still be a significant portion of our employer group premium.

Pet Insurance

Independence American has products approved to sell in all 50 states and the District of Columbia. We use three distinct forms (policies) to achieve diversity of premium targeting channels focused on purebred puppies (through AKC), shelter/rescue/animal welfare markets, direct to consumer, and affiliate partnerships. In 2019, we expect to expand our reach into the employer market and are currently in talks with brokers controlling the benefits relationships for mega-sized employers. We believe an advantage in our product design is flexibility allowing for consumers to build plans of coverage tailored to their needs and budget by offering an array of deductible and coinsurance options and the availability of unlimited policy “maximum” levels. In our owned distribution product, we embed alternative, holistic and behavioral coverage benefits (these are popular with the veterinary channel and we are market leading in providing behavioral coverage), two levels of wellness options (many competitors do not cover wellness and preventative), hereditary and congenital conditions coverage, as well as the option to have veterinary exam fees covered as a benefit (one of the leading pet insurance providers today specifically excludes exam fees). In 2020, we anticipate significant growth in our target channels due to increased consumer awareness of the product category, new distribution partnerships, as well as improved conversion rates through our AKC and lead generation avenues.

Occupational Accident

In 2018, most of IHC’s occupational accident insurance had been written by Independence American through marketing and administrative companies previously owned by GAF, and other exclusive arrangements with independent entities. This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas Worker’s Compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability, which protects the employer from an action brought by an injured worker. The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  In 2016, GAF sold the entity that provided administrative services for occupational accident insurance.  Independence American still offers Injured on Duty coverage through another subsidiary of GAF and IHC continues to write a smaller block of occupational accident coverage through unaffiliated entities. As a result of the aforementioned sale, total premiums are expected to remain relatively constant in 2020.

Group Disability, Life, DBL and PFL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five, or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers’ compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period. We continue our efforts to expand our position in the worksite market with new product filings and administration/distribution partners to position us for growth in 2020 and beyond. We have developed relationships with large health carriers to provide our life and disability programs.  We are also negotiating with union-based entities to continue to leverage our strengths, namely overall risk management for disability programs in a benefit-rich and complex environment. The Company anticipates moderate growth in 2020.

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

As of January 1, 2018, the DBL policy was amended to include PFL.  The PFL benefit allows for parent bonding with a newborn or an adopted child, caring for a seriously ill family members and to help military families during times of need.  Beginning January 1, 2018, with incremental changes until 2021, the benefit will be phased in.  The maximum benefit (once completely phased in starting January 1, 2021) will be for 12 weeks at 67% of an employees’ weekly wage up to a maximum benefit of $869 per week. The PFL premium rate is set by the NYSDFS.  In addition to mandating this benefit, the NYSDFS established a risk adjustment program so that all carriers would share on a pro rata basis in the ultimate profit or loss of the PFL business across three group sizes for the entire industry. The goal of the PFL risk adjustment program is to protect issuers from disproportionate adverse or favorable risks that might arise because PFL premium rates are community rated and not allowed to vary by risk factors.

Group Term Life

The Company sells group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, IHC anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing distribution sources.

Medical Stop-Loss

The Company was a leading writer nationally of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims. Medical Stop-Loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts

The Risk Solutions Sale and Coinsurance Transaction closed on March 31, 2016 and as a result, this line is in run-off.

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

ADDITIONAL PRODUCTS SOLD BY IHC AGENCIES

Senior Products

Medicare Supplements

The IHC Agencies earn commissions and marketing fees from selling Medicare Supplements (also known as Medigap), which is insurance sold by private companies which help pay some of the healthcare costs that Medicare does not cover, including copayments, coinsurance and deductibles. The IHC Agencies sell Medicare Supplements manufactured by a few carefully selected carriers, and will add Independence American Insurance Company’s offering when and where available in 2020.

Medicare Advantage

The IHC Agencies earn commissions and marketing fees from selling Medicare Advantage (“MA”), which is a type of HMO, PPO or Special Needs Plans sold by private companies, that contract with the federal government through the Centers for Medicare and Medicaid Services, to cover all Medicare Part A and Part B benefits.  Many MA plans also include Medicare Part D (prescription drugs), known as MAPD plans, as well as other supplemental benefits, including dental, eyeglasses, transportation and hearing coverage. The IHC Agencies sell MA plans offered by a select few of the leading carriers in each market.

Small Group Self-Funded

The IHC Agencies earn commissions and marketing fees from non-IHC carriers for selling employer group and individual insurance products, including self-funded programs for groups of five to 75 employees in 21 states. The self-funded plans are generally less expensive than ACA qualified group health coverage.  In addition to earning commission overrides on group health sales the IHC Agencies use our proprietary quoting and enrollment tools to offer IHC ancillary plans along with self-funded plans.

Affordable Care Act Plans

The IHC Agencies earn commission overrides by offering ACA plans through 13 ACA carriers in many states.  The majority of these customers are enrolled through My1HR, our wholly owned WBE, under the INSX Cloud brand. Independent agents can also use INSX Cloud to enroll their customers in ACA plans for which we earn a transaction fee.

REINSURANCE AND POLICY RETENTIONS

IHC retained approximately 97% and 99% of gross and assumed Specialty Health exposure in 2019 and 2018. As of January 1, 2016, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured.

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

The following reinsurers represent approximately 93% of the total ceded premium for the year ended December 31, 2019:

RGA Reinsurance Company	48%
National Guardian Life Insurance Company	31%
Unicare Life and Health Insurance Company	8%
Guggenheim Life and Annuity Company	6%

93%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2019 and 2018, the Insurance Group's ceded life insurance in-force was $6.6 billion and $7.5 billion, respectively.

For information pertaining to reinsurance, reference is made to Note 10 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2019, all of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The Company's total pre-tax investment performance for each of the last two years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss (in thousands):

	2019	2018

Consolidated Statements of Income:
Net investment income	$15,643	$15,021
Net investment gains (losses)	4,705	(1,033)
Other-than-temporary impairments	(646)	-

Consolidated Statements of Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities	12,070	(4,272)

Total pre-tax investment performance	$31,772	$9,716

Unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests. The Company does not have any non-performing fixed maturity investments at December 31, 2019.

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

EMPLOYEES

At December 31, 2019, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 455 employees.

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

In particular, at December 31, 2019, fixed maturities represented $385.0 million or 75.3% of our total investments of $511.1 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2019, all of the Company’s fixed maturities were investment grade and continue to be rated on average AA, all of the fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $60.2 million of our $1.1 billion in total assets as of December 31, 2019. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

The Trump Administration called for substantial changes to fiscal and tax policies, which included comprehensive tax reform. On December 22, 2017, President Trump signed tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), eliminating corporate alternative minimum tax provisions, limiting the utilization of net operating losses arising after December 31, 2017 to 80% of taxable income with no carryback but with an indefinite carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), adding limitations on the deductibility of executive compensation,  allowing the expensing of capital expenditures, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate as well as other significant changes to the U.S. tax code, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, the impact of current and future fiscal policy changes are unknown and could affect our business and financial condition. We continue to evaluate the impact of the Tax Act as regulations and accounting standards related to the Tax Act are finalized to determine whether changes could have a material adverse effect on our results of operations, financial condition, and cash flows.  Although we believe that our tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

We depend, and may in the future increase our dependence, on third parties for significant portions of our operations, including claims processing, premium billing, claims management, claims payment and voice communication services, and other systems-related support. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. There can be no assurance that any conversion or transition of business process functions from the Company to a vendor or between vendors will be seamless and these projects could result in significant operational challenges that cause financial difficulties. In addition, if our relationships with our outsourcing partners are significantly disrupted or terminated for any reason or if the financial terms of such outsourcing partners change materially, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

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

We transact business through intermediaries, frequently paying insured claims through program administrators or third-party claims adjustment services, and these parties, in turn, pay these amounts to the clients that have purchased insurance from us. If such an intermediary were to fail to pass such a payment through to the claimant or policyholder, we may remain liable for the deficiency because of applicable local laws or contractual obligations. Likewise, when a customer pays its policy premium to a broker or program administrator for further remittance to us, that premium is generally considered to have been paid and the client is no longer liable for such amount even if we do not actually receive the premium. Consequently, we assume a degree of credit risk associated with the intermediaries we use with respect to our insurance and reinsurance business.

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

The failure to safeguard the security of our data and protect our customers’ confidential information and privacy could adversely affect our business and expose us to substantial liability, reputational harm, loss of revenue and other damages.

In the conduct of our business, we are subject to privacy regulations and to confidentiality obligations. Our business depends on our clients’ and customers’ willingness to entrust us with their sensitive personal information. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state and industry levels and requirements are imposed on us by contracts with customers.  For example, the collection and use of patient data in our health insurance operations is regulated by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain other activities we conduct, are subject to the privacy regulations of the Gramm-Leach-Bliley Act. HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements.  In addition, we also have contractual obligations to protect certain confidential information we obtain from our existing vendors, partners and policyholders. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

Despite the implementation of network security measures, our computer systems may be vulnerable to physical and electronic break-ins, computer viruses or malware, programming errors, attacks by third parties, unauthorized access, tampering, cyber-attacks, and other computer-related penetrations and similar disruptive problems. A breach of cybersecurity could compromise our confidential information, including personal identifiable information of our customers and employees, and information related to third parties with whom we interact. A person who is able to circumvent these security measures and penetrate our and our subsidiaries’ computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information.  There have been large scale cyber-attacks and other cyber-security breaches within the insurance industry. As we increase the amount of personal information that we store and share digitally, our exposure to data security and related cyber-security risks increases, including the risk of undetected attacks, damage, loss or unauthorized access or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases.  In addition, while we review and assess the cybersecurity controls of our third party providers to whom we outsource certain services, as appropriate, and make changes to our business processes to manage these risks, such third parties and, in turn, their own service providers, may become subject to the same type of security breaches.  If we do not properly comply with privacy regulations and protect confidential information and there is inappropriate access, use, or disclosure of personally identifiable customer information, we could experience adverse consequences, including regulatory sanctions, such as civil and criminal liability, penalties, fines and loss of license, as well as possible litigation.  In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information.  This could also have an adverse impact on our image or customer relationships and, therefore, result in loss of distribution partners, lower sales, lapses of existing business, or increased expenses.   We purchase cyber risk insurance and assess the adequacy of this insurance annually, but this insurance may not be sufficient in scope or amount to cover all of our losses from breaches of our data.

The National Association of Insurance Commissioners (“NAIC”) has adopted an Insurance Data Security Model Law, which, if adopted by a state will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors.  The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, and we expect that additional states will begin adopting the model law, although it cannot be predicted whether or not, or in what form or when, they will do so. We are currently evaluating these regulations and their potential impact on our operations.  In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state).  For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking, insurance entities and other financial services institutions under its jurisdiction, effective as of March 1, 2017, that requires them to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State's financial services industry.” We have established a cybersecurity program in place outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation and continue to evaluate this regulation and its potential impact on our operations, but depending on its implementation, we may be required to incur significant expense in order to meet its requirements.  We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

We cannot predict the full effect of the risk adjustment program on the Company at this time, but it could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

We have developed an enterprise-wide risk management and governance framework to mitigate risk and loss to the Company. We maintain policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which we are exposed.  However, our enterprise risk management policies and procedures may not be sufficiently comprehensive and may not identify every risk to which we are exposed. There are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures in the future due to legal and regulatory requirements, which could result in increased costs and may adversely affect our results of operations.

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

The insurance industry is extensively regulated and supervised.  Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders or other investors. Our insurance subsidiaries are subject to state insurance laws and regulated by the insurance departments of the various states in which they are domiciled and licensed, which, among other things, conduct periodic examination of insurance companies.  The regulations of each state are unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state. State laws grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance businesses, including:

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

The Trump administration and the Republican party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which amends or repeals certain regulations in the Dodd-Frank Act, specifically modifying provisions related to insurance regulation. In March 2018, this legislation was passed by the U.S. Senate and signed into law by the President, in May 2018.  We are not able to predict whether such roll back will have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of the changes.

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

Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. Further, state insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations or in interpretations or enforcement thereof, enactment of new laws or regulations, or new judicial decisions affecting the insurance industry, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.  Such changes to insurance laws or regulations, or new insurance laws and regulations, may be more restrictive than current laws or regulations and could significantly increase our compliance costs, which could have a material adverse effect on our results of operations and our prospects for future growth.   We cannot predict what impact, if any, the results of these studies or other such proposals, if enacted, may have on our financial condition, results of operations and cash flows.  If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

Several proposals have been adopted or are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. The timing of their adoption and content will vary by state. These proposals include the NAIC “Solvency Modernization Initiative,” which focuses on capital requirements, as well as the Own Risk Solvency Assessment Model Act (“ORSA Model Act”), which, when adopted by a state, requires large- and medium-sized U.S. insurers and insurance groups to regularly perform an ORSA and file a confidential ORSA Summary Report of the assessment with the regulator of each insurance company upon request. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.   The ORSA Model Act must be adopted by a state legislature in order to be effective in that state.

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

The Trump Administration has and will undoubtedly continue to have an impact on the ACA.  President Trump supports widespread healthcare reform and the repeal of all or portions of the ACA.  On October 12, 2017, President Trump signed an Executive Order that ordered the Secretaries of the Treasury, Labor, and Health and Human Services to consider proposing regulations or revising guidance to (i) allow more employers to form association health plans, (ii) expand the availability of short-term limited duration insurance and allow longer coverage periods and (iii) increase the usability of health reimbursement arrangements.  Effective for months beginning after December 31, 2018, the Tax Reform Bill provides for the repeal of the provision of the ACA which requires individuals without minimum health coverage to pay a penalty, which is commonly referred to as the individual mandate. In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year as the result of the individual mandate. While the appeals court agreed with the state court that a single provision of the ACA is now unconstitutional, it sent the case back down to the state court with instructions that it must identify which other provisions of the law, if any, are unconstitutional and should be stricken from the law.  An increase in the size of the uninsured population or a reduction in funds presently available to patients as a result of the repeal of this provision or the potential repeal of other significant portions of the ACA could adversely affect multiple businesses in the healthcare industry.  While we are unable to predict what additional legislation or regulation, if any, relating to the health insurance industry may be enacted in the future or what effect such legislation or regulation would have on our business, it is clear that the Trump Administration is taking concrete steps to provided more healthcare options to consumers.  The unsettled nature of reforms, the numerous steps required to implement them, and the potential repeal makes us unable to predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.

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

Group life and disability insurance may be affected by the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with favorable risk characteristics, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks, natural disasters, and pandemic health events, which may also affect the cost of and availability of reinsurance coverage.  Although pricing and renewal actions can be taken in reaction to higher claim rates, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. It is difficult to predict how the above factors will affect our business, financial condition or results of operations.

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

Madison National Life

Madison National Life leases 18,188 square feet of space in Madison, Wisconsin as its corporate headquarters.

IHC Carrier Solutions

IHC Carrier Solutions leases 12,253 square feet of office space in Phoenix, Arizona as its corporate headquarters.

IHC Specialty Benefits

IHC Specialty Benefits leases 8,479 square feet of office space in Minneapolis, Minnesota as its corporate headquarters and 14,209 square feet of office space in Tampa, Florida for a call center.

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion.  On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and Standard Security and Madison National will submit a response.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part our Motion to Dismiss.  Count I, which relates to the breach of contract, was denied without prejudice.  Counts II-VI were granted in part.  The Court found that an arbitration agreement, including an arbitration provision, exists between Plaintiff and Defendants.  The arbitration provision incorporates the AAA Rules, evincing clear and unmistakable evidence of the parties’ intent to have the arbitrator decide whether a given claim must be arbitrated.  Therefore, Counts II-VI were dismissed, without prejudice.  The parties were directed to proceed with arbitration. In light of this holding, the action relating to Count I, breach of Contract, was stayed and administratively closed pending the outcome of another arbitration.  On February 2, 2020, we received the TPA’s Demand for Arbitration.  It is the Defendants' position that this demand for a new arbitration has no impact on the Arbitration Award discussed above.

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

On July 18, 2019, each of Standard Security Life, Madison National Life and Independence American received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company. The proposed RSAs provide for monetary penalties as well as requirements related to such subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison

National Life and Independence American have exchanged correspondence regarding the proposed RSAs and are continuing to participate in confidential discussions with the insurance departments of the lead jurisdictions. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2019	$42.60	$36.80
September 30, 2019	39.40	35.76
June 30, 2019	39.26	33.37
March 31, 2019	41.04	34.63

QUARTER ENDED:
December 31, 2018	$40.66	$34.41
September 30, 2018	38.65	32.80
June 30, 2018	39.85	32.90
March 31, 2018	36.36	26.55

IHC's stock price closed at $42.08 on December 31, 2019.

Holders of Record

At March 06, 2020, the number of record holders of IHC's common stock was 1,399. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared cash dividends of $.20 per share on its common stock on both March 18, 2019 and December 10, 2019, for a total annual dividend of $.40 per share.

IHC declared cash dividends of $.15 per share on its common stock on both May 16, 2018 and December 28, 2018, for a total annual dividend of $.30 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2016, the stockholders approved the Independence Holding Company 2016 Stock Incentive Plan (the “2016 Plan").

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price of	Future Issuance Under
Plan Category	of Outstanding Options	Outstanding Options	Compensation Plan

Equity Compensation Plan
Approved by Shareholders	785,047	$31.54	391,120

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of December 31, 2019, 1,747,101 shares were still authorized to be repurchased.

Share repurchases during the fourth quarter of 2019 are summarized as follows:

2019
			Maximum Number
		Average Price	of Shares which
Month of	Shares	of Repurchased	can be
Repurchase	Repurchased	Shares	Repurchased

October	3,537	$37.81	1,747,101
November	-	$-	1,747,101
December	-	$-	1,747,101

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life, Madison National Life, and Independence American; and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Brokerage Group, Inc., My1HR and a majority interest in PetPartners. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	2019	2018

Revenues	$374,448	$350,775
Expenses	349,100	313,234

Income before income taxes	25,348	37,541
Income taxes	12,659	8,488

Net income	12,689	29,053
(Income) from noncontrolling interests	(293)	(571)

Net income attributable to IHC	$12,396	$28,482

•Income from operations of $.83 per share, diluted, for the year ended December 31, 2019 compared to $1.89 per share, diluted, for the same period in 2018;

oFor the years ended December 31, 2019 and 2018, the Company accrued $10.7 million and $7.0 million, respectively, of estimated amounts that the Company paid or will potentially pay into the New York State adjustment pool as a result of IHC having significantly better experience with its PFL business than that of the industry as a whole;

oSelling, general and administrative expenses for the year ended December 31, 2019 include $4.2 million of bad debt expense;

oOther income in 2019 includes a $3.6 million pretax gain on the sale of an equity investment in the first quarter that was offset in the fourth quarter by a $3.7 million pretax impairment on an equity method investment;

oIncome taxes for the year ended December 31, 2019 include a $7.9 million increase in AMIC’s valuation allowance due to the reduction of estimated tax benefits from the expected utilization of AMIC’s net operating loss carryforwards expiring in 2020 and 2021. Earnings expectations decreased relative to the remaining period that AMIC’s net operating loss carryforwards are available to offset income and therefore necessitated an increase in the valuation allowance;

•Consolidated investment yields (on an annualized basis) of 3.0% in both 2019 and 2018; and

•Book value of $30.92 per common share at December 31, 2019 compared to $30.16 at December 31, 2018.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $7.8 million of income before taxes for the year ended December 31, 2019 compared to $28.7 million for the comparable period in 2018. The decrease in 2019 when compared to 2018 is primarily due to lower premium volume in the fixed indemnity limited benefit line, which has lower loss ratios than other lines of business, as well as less favorable prior year loss development in the short-term medical and fixed indemnity limited benefit lines of business. Additionally, the 2019 results of this segment include increased costs related to overall infrastructure improvements in lead generation capabilities and sales automation platforms at IHC Specialty Benefits, Inc., the write-off of an equity method investment and bad debt expense. Results for comparable 2018 periods included more favorable development from prior periods mostly on short term medical and fixed indemnity limited benefit business;

oPremiums earned decreased 3.5% or $6.5 million for the year ended December 31, 2019 over the comparable period in 2018. Increased premiums from the pet and short-term medical business were more than offset by decreased premiums in fixed indemnity limited benefit business;

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the years indicated (in thousands):

	2019	2018

Premiums Earned	$177,991	$184,512
Insurance Benefits, Claims & Reserves	75,539	60,749
Expenses	82,666	93,012

Loss Ratio	42.4%	32.9%
Expense Ratio	46.4%	50.4%
Combined Ratio	88.8%	83.3%

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

•Income before taxes from the Group disability, life, DBL and PFL segment increased $2.9 million in 2019 compared to prior year results primarily due a decrease in DBL claim reserves. The December 2019 and 2018 financial results include benefits for a potential risk adjustment payment of $10.7 million and $7.0 million, respectively, associated with the Company’s PFL product due to estimated amounts that the Company has to pay into the New York State adjustment pool as a result of IHC’s experience with PFL being significantly better than that of the industry as a whole.  This amount will be trued-up during 2020 when state industry claims experience is made available;

•The Individual life, annuities and other segment in run-off reported losses before income taxes of $1.4 million in 2019 compared with losses of $0.4 million in 2018;

•The Medical Stop-Loss segment reported an insignificant amount of income before taxes for the years ended December 31, 2019 and 2018. Amounts recorded for investment income, and benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining reserves of medical stop-loss business in run-off; and

•Loss before tax from the Corporate segment for the year ended December 31, 2019 decreased $1.6 million over the same period in 2018 primarily due to higher income from equity investments, partially offset by increased expenses due to changes in compensation and related costs.

•Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2019	2018

Specialty Health	$183,772	$186,480
Group disability, life, DBL and PFL	189,400	169,779
Individual life, annuities and other	21,231	23,366
Medical Stop-Loss	-	-

	$394,403	$379,625

Net Premiums Earned:	2019	2018

Specialty Health	$177,991	$184,512
Group disability, life, DBL and PFL	160,702	136,709
Individual life, annuities and other	48	27
Medical Stop-Loss	-	-

	$338,741	$321,248

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

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2019, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $3.2 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as commission expense.

The gross liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2019
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$42,173	$55	$42,228
Group disability, life, DBL and PFL	87,654	24,969	112,623
Individual life, annuities and other	7,493	2,311	9,804
Medical Stop-Loss	147	-	147
	$137,467	$27,335	$164,802

	December 31, 2018
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$38,114	$-	$38,114
Group disability, life, DBL and PFL	87,688	24,928	112,616
Individual life, annuities and other	6,796	2,158	8,954
Medical Stop-Loss	431	-	431
	$133,029	$27,086	$160,115

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

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The NYSDFS can order the Company to refund a portion of the premium, to each policyholder, to meet the mandated minimum loss ratio requirements.  The Company adjusts this premium refund reserve each year based on its loss ratio in relation to the mandated minimum loss ratio requirements. With respect to PFL, policy benefits and claims associated with the premiums earned are established using a completion factor methodology. As this is the second year of this product, the completion factors used were based on the PFL payment patterns developed during 2018 and 2019. Since the NYSDFS established a risk adjustment program, the Company is required to record in its financial statements an accrual for a potential payment to, or recovery from, the risk adjustment program depending on how its loss ratio compares to the industry wide loss ratio. To determine the amount of this risk adjustment, knowledge of industry wide performance is necessary. The NYSDFS does not share the industry loss ratio data for the current reporting year until the following year.  However, the Company uses available unaudited industry information to make its best estimate of its potential payment or refund under the risk adjustment program until actual information is available.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2019. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2019 and 2018. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

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

Investments

The Company classified all of its fixed maturities as available-for-sale. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss). Fixed maturities available-for-sale totaled $385.0 million and $453.5 million at December 31, 2019 and 2018, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Equity securities are carried at fair value. Realized gains and losses on fixed maturities available-for-sale and equity securities are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Goodwill and Other Intangible Assets

Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level that is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method that included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2019 or 2018.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2019 or 2018.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Information by business segment for the periods indicated is as follows (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2019	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$177,991	$4,330	$11,502	$75,539	$110,527	$7,757
Group disability,
life, DBL and PFL	160,702	7,774	562	97,335	49,894	21,809
Individual life,
annuities and other	48	1,294	327	1,382	1,720	(1,433)
Medical Stop-Loss	-	6	-	(135)	(163)	304
Corporate	-	2,239	3,614	-	13,001	(7,148)
Sub total	$338,741	$15,643	$16,005	$174,121	$174,979	21,289

Net investment gains						4,705
Net impairment losses recognized in earnings						(646)
Income before income taxes						25,348
Income taxes						12,659
Net income						$12,689

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2018	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$184,512	$4,386	$14,040	$60,749	$113,454	$28,735
Group disability,
life, DBL and PFL	136,709	7,029	891	82,948	42,818	18,863
Individual life,
annuities and other	27	1,535	370	796	1,572	(436)
Medical Stop-Loss	-	39	1	(287)	150	177
Corporate	-	2,032	237	-	11,034	(8,765)
Sub total	$321,248	$15,021	$15,539	$144,206	$169,028	38,574

Net investment losses						(1,033)
Income before income taxes						37,541
Income taxes						8,488
Net income						$29,053

Premiums Earned

In 2019, premiums earned increased $17.5 million over the comparable period of 2018. The increase in earned premiums is primarily due to: (i) a $24.0 million increase from the Group disability, life, DBL and PFL segment as a result of $13.2 million in increased DBL and PFL premiums primarily due to an increase in rates, a $6.6 million increase in combined LTD/STD premiums primarily from new STD business and increased retentions, a $3.6 million increase in group term life premiums as a result of increased retentions, and $.6 million of other group life business due to new product sales; partially offset by (ii) a $6.5 million decrease in Specialty Health segment premiums, principally due to decreased premiums of $21.1 million in fixed indemnity limited benefit business and $1.6 million in the dental line, partially offset by increased premium volume of $9.2 million from pet lines, $3.0 million in short term medical business, $1.7 million in group gap lines, $.9 million in occupational accident business and $.9 million in ancillary accident & health business.

Net Investment Income

Total net investment income increased $.6 million. The overall annualized investment yields were 3.0% in 2019 and 2018.

The annualized investment yields on bonds, equities and short-term investments were 3.1% for both the years ended December 31, 2019 and 2018.

Net Investment Gains (Losses) and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $4.7 million in 2019 compared to net investment losses of $1.0 million in 2018.  These amounts include gains and losses from sales of fixed maturities available-for-sale and equity securities at fair value. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale securities in 2019, as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income decreased $4.9 million in 2019 compared to 2018 primarily due to more business being written by the IHC Agencies with IHC Carriers in 2019.

Other income increased $5.4 million in 2019 compared to the same period in 2018. In 2019, other income included a $3.6 million pretax gain on the sale of an equity investment and $1.3 million of income from partnership investments offset by a $3.7 million impairment loss on an equity investment in Ebix Health Exchange from its carried value to its estimated fair value. In 2018, other income included a $2.3 million impairment loss on an equity investment from its carried value to its estimated fair value and $2.1 million of losses from partnership investments.

Insurance Benefits, Claims and Reserves

In 2019, insurance benefits, claims and reserves increased $29.9 million over the comparable period in 2018. The increase is primarily attributable to: (i) an increase of $14.4 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of an $13.2 million increase in PFL line due to the increase in state mandated rates, a $4.5 million increase in the combined LTD/STD line due to the increase in premiums and higher loss ratios on certain LTD and STD business, an increase of $.4 million in group term life business due to higher premium volume and increased retention partially offset by lower loss ratios, and an increase of $.4 million in other group life lines due to new business, partially offset by a decrease of $4.1 million in DBL claim reserves; and (ii) an increase of $14.8 million in the Specialty Health segment, primarily from an increase of $7.4 million in the short term medical line due to less favorable prior year loss development, an increase of $4.8 million in the pet  lines due to increased premium volume, an increase of $1.5 million in group gap business on increased premiums and higher loss ratios, and a $.8 million increase from premium volume on the group modified indemnity product introduced in late 2018; and (iii) an increase of $.6 million in the Individual Life, annuities and other segment as a result of lower positive reserve run-off volume when compared to the same period in 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $6.0 million over the comparable period in 2018. The increase is principally due to: (i) an increase of $7.1 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and other general expenses due to increased premium volume; and (ii) a $2.0 million increase in the Corporate segment due to compensation associated expenses; partially offset by (iii) a decrease of $3.0 million in the Specialty Health line of business due to a decrease in commission and administrative expenses related  to decreased premium volume in fixed indemnity limited benefit and lower administrative fees and loss adjustment expenses in the short term medical line, partially offset by an increase in commissions and administrative fees and other general expenses in the pets and group gap lines due to increased premium volume as well as increased lead generation expense, compensation and system development related expenses and bad debt expense in our marketing and administrative companies.

Income Taxes

The effective tax rate was 49.9% in 2019 compared to 22.6% in 2018. The effective tax rate in 2019 is primarily due to the reduction of estimated tax benefits of approximately $7.9 million from the expected utilization of AMIC’s net operating loss carryforwards expiring in 2020 and 2021. The reduction in estimated tax benefits is largely due to the reorganization of the Specialty Health segment into specialty health and pet divisions, and the expansion of our D2C and tech-enabled operations, which reduced income for the current year. The work we have completed has caused us to show a loss at AMIC in the fourth quarter of 2019 and has reduced our income expectations over the remaining period that AMIC’s net operating loss carryforwards are available to offset income. Accordingly, this necessitated an increase in our valuation allowance to reflect our new expectations of reduced tax benefits from AMIC’s net operating loss carryforward. As a result of the 2017 Tax Act, the Company’s tax rate in 2018 reflects a blended 28% tax rate for the first six months of 2018 followed by a 21% tax rate for the last six months of 2018.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group paid cash dividends of $30.0 million and $23.4 million to Corporate in 2019 and 2018, respectively.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, and common stock repurchases.

Cash Flows

The Company had $24.6 million and $30.8 million of cash, cash equivalents and restricted cash as of December 31, 2019 and 2018, respectively.

Operating activities provided $39.2 million of cash and investment activities utilized $27.1 million of cash, primarily the result of purchases of investment securities, $8.0 million utilized for business acquisitions and $8.0 million in other investments. Financing activities utilized $18.2 million of cash, of which $5.2 million related to common stock dividend payments, $4.7 million was utilized to acquire noncontrolling interests in subsidiaries, $4.1 million was utilized for treasury share purchases, and $2.4 million related to payments for tax withholdings on share-based compensation.

At December 31, 2019, the Company had $526.3 million of insurance liabilities that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2019, cash received from the maturities and other repayments of fixed maturities was $86.5 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables from reinsurers of $363.0 million at December 31, 2019 compared to $368.7 million at December 31, 2018. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2019.

The $10.9 million increase in IHC’s stockholders' equity in 2019 is primarily due to $12.4 million of net income attributable to IHC and $9.5 million of other comprehensive income attributable to IHC reduced by $6.0 million of common stock dividends declared, $4.1 million for treasury stock purchases and $1.0 million related to the purchase of non-controlling interests.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $3.8 million and gross unrealized losses of $2.3 million on its fixed maturities available-for-sale securities at December 31, 2019. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any non-performing fixed maturity investments at December 31, 2019.

Certain fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The insurance, however, does not enhance the credit ratings on these securities. The following table summarizes the credit quality of our fixed maturity portfolio, as rated, at December 31, 2019:

Bond Ratings	As Rated

AAA	13.1%
AA	52.5%
A	31.3%
BBB	3.1%

Total Investment Grade	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(F) (v) of the Notes to Consolidated Financial Statements in Item 8 of this report. The Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale during the year ended December 31, 2019, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis. The Company did not record any other-than-temporary impairment losses in 2018. At December 31, 2019, there were no securities with fair values less than 80% of their amortized cost.

The unrealized losses on fixed maturities available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2019. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, worsening of current economic conditions, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2019, total goodwill was $60.2 million, all of which was attributable to the Specialty Health segment.

Based upon the goodwill impairment testing performed at December 31, 2019, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by more than 10% in the Specialty Health segment.

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

At December 31, 2019, our market capitalization was above the sum of our reporting units’ fair values. However, if in the future we were to experience a sustained decline in our results of operations and cash flows, or other indicators of impairment become known, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2019 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2019	Incurred in 2019

2018	$69,798	$(15,306)
2017	13,138	(4,566)
2016	9,259	(1,784)
2015 and Prior	29,798	1,362

Total	$121,993	$(20,294)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2019, together with the key assumptions and changes therein affecting the reserve estimates.

Specialty Health

The Specialty Health segment had a net favorable development of $5.9 million related to prior years primarily from: (i) $1.9 million of favorable development in short-term medical business due to paid claim activity below anticipated levels as medical investigations were completed and as the reliability of claim payment patterns at a newer claim administrator emerged; (ii) $2.1 million of favorable development from the occupational accident  line in run-off; and (iii) favorable development in other lines of Specialty Health business.

Group Disability

The Group Disability segment had a net favorable development of $11.7 million due to $5.2 million of favorable development in LTD business and $6.5 million of favorable development in DBL/PFL business. Favorable development in LTD is primarily the result of better than expected claim development in terms of duration and net payments.  Favorable development in the DBL/PFL business is primarily due to $3.9 million of favorable adjustments to prior year DBL premium refund reserves, $1.7 million resulting from better than expected DBL claims experience and $.9 million of favorable development in PFL business.

Due to the long-term nature of LTD, in establishing the liability for policy benefits and claims, the Company must make estimates for case reserves, incurred but not reported (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, with the potential for very large claims on individual policies, results can vary from year to year. If a small number of claimants with large claim reserves were to recover or several very large claims were incurred, the results could distort the Company’s policy benefits and claims estimates from year to year. With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The NYSDFS can order the Company to refund a portion of the premium, to each policyholder, to meet the mandated minimum loss ratio requirements.  The Company adjusts this premium refund reserve each year based on its loss ratio in relation to the mandated minimum loss ratio requirements.

Medical Stop-Loss

The Company experienced a net favorable development of $.3 million related to the Medical Stop-Loss segment. Our Medical Stop-Loss business is currently in run-off.

Life, Annuities and Other

All other lines, primarily life and other individual health products, experienced favorable development of $2.4 million. The favorable development in life reserves is primarily related to the group term life business due to continued improvements in experience and updated assumptions for the Paid-Up Life business.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. The Company has no long-term debt outstanding at December 31, 2019 or 2018.

OUTLOOK

For 2020, the Company anticipates that it will:

•Invest both our capital and efforts in continuing to develop a fully integrated D2C division, which can generate leads, has reporting systems and sales automation platforms, and licensed agents servicing products underwritten both by IHC’s carriers and other nationally recognized insurers.

•Accelerate the number of leads we generate organically through our owned domains, including www.healthinsurance.org, www.medicareresources.org, www.healthedeals.com, www.petplace.com and through our partially owned lead generation company.   We will emphasize enhancing out artificial intelligence capabilities, which will enhance our ability to identify consumer intent and improve conversion rates.  We also expect to have a growing presence with affinity groups that desire to offer our products to their members, including serving USAA members seeking to purchase non-senior health insurance.

•Build on our entry, in the fourth quarter of 2019, into the very large market for senior products by selling Medicare products underwritten by leading national insurance companies with respect to the 2020 Annual Enrollment Period (“AEP”).  From this successful launch with a handful of agents, we are now rapidly expanding the hiring, training and licensing of additional agents with a target of having

150 licensed call center agents Medicare Advantage and Medicare Supplement products by the beginning of the 2021 AEP (October 15, 2020 through December 7, 2020).  We also expect to increase our career advisors division to 300 agents in seven offices nationally by the end of 2020. These non-salaried agents sell exclusively on the platform that we provide them, which provides a full complement of both in-house and third-party products in both the senior and non-senior markets.

•Incur considerable expenses during this ramp up. We expect to be rewarded through substantial sales of Medicare products during the 2021 AEP, which is anticipated to produce the vast majority of our Medicare sales for this year and generate significant profits in the fourth quarter.  In addition, our carrier, Independence American, is expected to commence underwriting Medicare Supplement in the second quarter of this year.  We will complement the sale of Medicare products with an impressive portfolio of supplemental insurance such as Dental, Vision, Hearing, Hospital Indemnity, and Critical Illness products, designed to meet the unique needs of seniors, leveraging our deep domain knowledge and experience selling similar products to working individuals and families.  We also anticipate increasing sales of our Extend Short-Term Medical product (which provides up to 36 months of coverage in many states) and is a valuable gap-filler for people who are approaching age 65 by bridging the gap until they are eligible for Medicare.

•Increasingly emphasize sales by IHC Agencies of policies underwritten by non-affiliated carriers, including small group stop-loss, ACA plans and Medicare Advantage and Medicare Supplement; for which, they will receive commissions and fees for selling these products and will not bear any of the insurance risk. When they sell products for these other carriers, the IHC Agencies will record revenue based on estimated constrained lifetime values (“LTV”) representing the expected commissions to be received over the lifetime of the policies sold. As these products generally renew for multiple years, and the IHC Agencies do not have any future performance obligations with regards to the renewal process, they will record revenue at the time of sale based on our expected policy duration.  Therefore, due to the change in focus to sales of non-IHC products in 2020, particularly during AEP, we expect a significant increase in commission revenues in the fourth quarter of 2020.

•Expand the pet insurance division by generating at least $100 million of gross annualized pet insurance premiums by the end of 2020 with accelerating growth beyond.  This is based on several developments in 2019.  First, we now own a five percent equity interest in FIGO and are its exclusive underwriter. FIGO has entered into a marketing agreement with a nationally recognized health insurer.  Through this relationship, FIGO expects to make Independence American’s pet insurance available as a benefit option to such carrier’s business customers and their millions of employees. MetLife, which recently acquired PetFirst, has also announced that it expects to focus on pet insurance as an employee benefit.  Since Independence American is also a leading underwriter for PetFirst, we anticipate that Independence American will become a leading issuer of pet insurance in this rapidly expanding space. We are also continuing to invest in our high value domains (www.petplace.com, www.mypetinsurance.com, www.akcpetinsurance.com and www.petpartners.com) as we emphasize online sales and affinity marketing. PetPartners, our subsidiary that markets and administers pet insurance for IAIC, continues to grow through its exclusive relationship with The American Kennel Club and through new partnerships with insurance agents, employers and affinity groups.  PetPartners, which anticipates launching Android and IOS apps this year, has entered into agreements with, and is in discussions with several more, national brands to distribute our pet insurance. We are close to launching Android and IOS apps to purchase pet insurance through www.mypetinsurance.com.

•Continue to increase our DBL/PFL premiums. Effective January 1, 2018, Standard Security Life began selling a new PFL rider as part of our New York DBL policies.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  The PFL rate is scheduled to increase by 76% for 2020.

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

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid as a result of the continuing shorter duration of the portfolio. The short duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future. A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

With the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

 Our management identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness in our internal controls over financial reporting for income taxes as noted above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2020 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2020 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2020 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2020 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2020 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 56.

(a) (3) EXHIBITS

See Exhibit Index on page 111.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2020.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:/s/ Roy T. K. Thung

Roy T.K. Thung

Chief Executive Officer

(Principal Executive Officer)

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 13th day of March, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Holding Company and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Internal Control Over Financial Reporting

We have audited Independence Holding Company's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules of the Company and our report dated March 13, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Jacksonville, FL

March 13, 2020

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
DECEMBER 31,

	2019	2018

ASSETS:
Investments:
Short-term investments	$50	$1,050
Securities purchased under agreements to resell	107,157	12,063
Fixed maturities, available-for-sale	384,974	453,464
Equity securities	3,747	5,166
Other investments	15,208	13,192
Total investments	511,136	484,935

Cash and cash equivalents	21,094	26,173
Due and unpaid premiums	26,244	24,412
Due from reinsurers	362,969	368,731
Goodwill	60,165	50,697
Other assets	72,695	82,568

TOTAL ASSETS	$1,054,303	$1,037,516

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$164,802	$160,115
Future policy benefits	201,205	208,910
Funds on deposit	140,951	141,635
Unearned premiums	7,282	5,557
Other policyholders' funds	12,049	10,939
Due to reinsurers	5,016	3,613
Accounts payable, accruals and other liabilities	61,049	53,133

TOTAL LIABILITIES	592,354	583,902

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	2,237	2,183

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,864,941 and
14,878,248 shares outstanding	18,625	18,625
Paid-in capital	122,717	124,395
Accumulated other comprehensive gain (loss)	1,212	(8,310)
Treasury stock, at cost; 3,760,517 and 3,747,210 shares	(69,724)	(66,392)
Retained earnings	386,864	380,431

TOTAL IHC STOCKHOLDERS’ EQUITY	459,694	448,749
NONREDEEMABLE NONCONTROLLING INTERESTS	18	2,682

TOTAL EQUITY	459,712	451,431

TOTAL LIABILITIES AND EQUITY	$1,054,303	$1,037,516

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
YEARS ENDED DECEMBER 31,
	2019	2018
REVENUES:
Premiums earned	$338,741	$321,248
Net investment income	15,643	15,021
Fee income	14,003	18,900
Other income (loss)	2,002	(3,361)
Net investment gains (losses)	4,705	(1,033)
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	(646)	-
Portion of losses recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings	(646)	-

	374,448	350,775

EXPENSES:
Insurance benefits, claims and reserves	174,121	144,206
Selling, general and administrative expenses	174,979	169,028

	349,100	313,234

Income before income taxes	25,348	37,541
Income taxes	12,659	8,488

Net income	12,689	29,053
(Income) from nonredeemable noncontrolling interests	(119)	(352)
(Income) from redeemable noncontrolling interests	(174)	(219)

NET INCOME ATTRIBUTABLE TO IHC	$12,396	$28,482

Basic income per common share	$0.83	$1.92

WEIGHTED AVERAGE SHARES OUTSTANDING	14,903	14,812

Diluted income per common share	$0.83	$1.89

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,976	15,104

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
YEARS ENDED DECEMBER 31,
	2019	2018

Net income	$12,689	$29,053
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	12,070	(4,272)
Tax expense (benefit) on unrealized gains on available-for-sale securities	2,548	(910)
Unrealized gains (losses) on available-for-sale securities, net of taxes	9,522	(3,362)

Other comprehensive income (loss), net of tax	9,522	(3,362)

COMPREHENSIVE INCOME, NET OF TAX	22,211	25,691

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests
(Income) from noncontrolling interests in subsidiaries	(293)	(571)
Other comprehensive income, net of tax, attributable to noncontrolling interests	-	-

COMPREHENSIVE (INCOME), NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(293)	(571)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$21,918	$25,120

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data)

				ACCUMULATED					NONREDEEMABLE
				OTHER				TOTAL IHC	NONCONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2017	18,625,458	$18,625	$124,538	$(4,598)	(3,735,173)	$(63,404)	$356,383	$431,544	$2,699	$434,243
Cumulative effects of new accounting principles				(350)			34	(316)	(97)	(413)
Net income							28,482	28,482	352	28,834
Other comprehensive loss, net of tax				(3,362)				(3,362)	-	(3,362)
Repurchases of common stock					(135,311)	(4,019)		(4,019)	-	(4,019)
Common stock dividends ($0.30 per share)							(4,468)	(4,468)	-	(4,468)
Share-based compensation			(143)		123,274	1,031		888	-	888
Distributions to noncontrolling interests								-	(272)	(272)

BALANCE AT DECEMBER 31, 2018	18,625,458	$18,625	$124,395	$(8,310)	(3,747,210)	$(66,392)	$380,431	$448,749	$2,682	$451,431
Net income							12,396	12,396	119	12,515
Other comprehensive loss, net of tax				9,522				9,522	-	9,522
Repurchases of common stock					(108,646)	(4,051)		(4,051)	-	(4,051)
Purchase noncontrolling interests			(1,033)					(1,033)	(2,380)	(3,413)
Common stock dividends ($0.40 per share)							(5,963)	(5,963)	-	(5,963)
Share-based compensation			(614)		95,339	719		105	-	105
Distributions to noncontrolling interests								-	(403)	(403)
Other			(31)					(31)	-	(31)

BALANCE AT DECEMBER 31, 2019	18,625,458	$18,625	$122,717	$1,212	(3,760,517)	$(69,724)	$386,864	$459,694	$18	$459,712

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YEARS ENDED DECEMBER 31,
	2019	2018
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$12,689	$29,053
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	1,036	982
Net investment (gains) losses	(4,705)	1,033
Gain on sale of investment	(3,589)	-
Other than-temporary-impairment losses, debt securities available-for-sale	646	-
Equity (income) loss from equity method investments	(1,304)	2,111
Impairment losses on equity method and other investments	3,562	2,275
Provision for losses on notes receivable	4,185	-
Depreciation and amortization	3,198	2,852
Deferred tax expense	7,432	4,063
Other	8,261	6,644
Changes in assets and liabilities:
Change in insurance liabilities	2,111	(15,660)
Change in amounts due from reinsurers	5,762	11,862
Change in claim fund balances	1,393	(249)
Change in current income tax liability	2,285	1,112
Change in due and unpaid premiums	(1,832)	(2,462)
Other operating activities	(1,956)	(7,599)

Net change in cash from operating activities	39,174	36,017

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	1,000	(999)
Net (purchases) sales of securities under resale agreements	(95,094)	(1,794)
Sales of equity securities	2,018	698
Sales of fixed maturities	161,239	72,905
Maturities and other repayments of fixed maturities	86,460	32,813
Purchases of fixed maturities	(168,540)	(126,529)
Payments to acquire businesses, net of cash acquired	(7,952)	-
Proceeds from sales, distributions and returns of capital from investments	5,223	-
Payments to acquire other investments	(8,000)	-
Other investing activities	(3,491)	(4,784)

Net change in cash from investing activities	(27,137)	(27,690)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(4,057)	(4,140)
Withdrawals of investment-type insurance contracts	(1,575)	(1,432)
Dividends paid	(5,231)	(3,712)
Purchase of noncontrolling interest	(4,700)	-
Proceeds from stock options exercised	269	856
Payments related to tax withholdings for share-based compensation	(2,397)	(905)
Other financing activities	(522)	(384)

Net change in cash from financing activities	(18,213)	(9,717)

Net change in cash, cash equivalents and restricted cash	(6,176)	(1,390)
Cash, cash equivalents and restricted cash, beginning of year	30,807	32,197

Cash, cash equivalents and restricted cash, end of period	$24,631	$30,807

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance, Madison National Life, and Independence American; and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Brokerage Group, Inc., My1HR and a majority interest in PetPartners. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at December 31, 2019.

(B)     Consolidation

In May 2019, IHC purchased the remaining issued and outstanding units of HealthInsurance.org, LLC (“HIO”) from noncontrolling interests for total consideration valued at $4,700,000, making HIO a wholly owned subsidiary. The carrying value of the noncontrolling interest on the transaction date was $2,380,000. As a result of the equity transaction, $1,033,000 was charged to paid-in capital representing the difference between the fair value of the consideration paid and the carrying amount of noncontrolling interest on the transaction date, net of a deferred tax benefit.

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

(E) Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2019, the Company had $107,157,000 invested in resale agreements, all of which settled on January 2, 2020 and were subsequently reinvested. The Company maintains control of securities that are purchased under resale agreements in a triparty account. The third-party agent, acting on behalf of the Company, values the collateral on a daily basis (102% is required) and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

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

(G)Other Investments

Other investments primarily consist of limited partnership interests carried on the equity method, which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on partnership interests is credited or charged, as appropriate, to the Consolidated Statements of Income. Decreases in investment values are evaluated to determine if factors indicate the decrease is other than temporary. Evidence of a loss in value might include, but is not limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Impairment losses on equity method investments are recognized in the Consolidated Statements of Income in the period when evidence indicates a decrease in the value of the investment has occurred that is other than temporary.

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

(H)Property and Equipment

Property and equipment of $7,582,000 and $3,947,000 are included in other assets at December 31, 2019 and 2018, respectively, net of accumulated depreciation and amortization of $6,689,000 and $5,468,000, respectively.

Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Any impairment of long-lived assets would be charged to expense. The Company had no impairments of long-lived assets in either 2019 or 2018.

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

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The NYSDFS can order the Company to refund a portion of the premium, to each policyholder, to meet the mandated minimum loss ratio requirements. The Company adjusts this premium refund reserve each year based on its loss ratio in relation to the mandated minimum loss ratio requirements. With respect to PFL, policy benefits and claims associated with the premiums earned are established using a completion factor methodology. As this is the second year of this product, the completion factors used were based on the PFL payment patterns developed during 2018 and 2019. Since the NYSDFS established a risk adjustment program, the Company is required to record in its financial statements an accrual for a potential payment to, or recovery from, the risk adjustment program depending on how its loss ratio compares to the industry wide loss ratio. To determine the amount of this risk adjustment, knowledge of industry wide performance is necessary. The NYSDFS does not share the industry loss ratio data for the current reporting year until the following year. However, the Company uses available unaudited industry information to make its best estimate of its potential payment or refund under the risk adjustment program until actual information is available.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2019. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 3.0% to 6.0% in both 2019 and 2018.

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

(N)Fee Income Revenue Recognition

On January 1, 2018, upon the adoption of revenue recognition guidance for entities that enter contracts with customers, the Company recorded a cumulative effect adjustment of $306,000 to retained earnings, after the effects of taxes and noncontrolling interests.

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at December 31, 2019. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material in 2019 and 2018.

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

The Company selected the new transition method by applying the new lease requirements on January 1, 2019, without adjustment to the financial statements for periods prior to adoption. As a result, on January 1, 2019, the Company recognized right-of-use assets of $7,010,000 for operating leases, reduced other liabilities by $687,000 to reclassify the unamortized balances of previously deferred operating lease incentives, and recognized operating lease liabilities of $7,697,000 in its Consolidated Balance Sheet. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, the requirement to allocate current and deferred tax expense to legal entities not subject to tax in its separate financial statements, enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments in this guidance are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued guidance to improve existing measurements, presentation and disclosure requirements for long-duration contracts issued by insurance entities. The amendments in this guidance requires an entity to (1) review and update assumptions used to measure cash flows at least annually as well as update the discount rate assumption at each reporting date; (2) measure market risk benefits associated with deposit contracts at fair value; (3) disclose liability rollforwards and information about significant inputs, judgements assumptions, and methods used in measurement. Additionally, it simplifies the amortization of deferred acquisition costs and other balances on a constant level basis over the expected term of the related contracts. In 2019, the FASB delayed the original effective dates. For smaller reporting companies, the amendments in this guidance are now effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Upon adoption, the amendments in this guidance should be applied to contracts in-force as of the beginning of the earliest period presented with a cumulative adjustment to beginning retained earnings. Management is evaluating the requirements and potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued guidance requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. An allowance for credit losses will be deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected with changes in the allowance recorded in earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than the currently applied U.S. GAAP method of taking a permanent impairment of the security, which would be limited to the amount by which fair value is below the amortized cost. Certain existing requirements used to evaluate credit losses have been removed. In 2019, the FASB provided transition relief by providing entities with an option to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible instruments upon adoption and delayed the original effective dates. For smaller reporting companies, the amendments in this guidance are now effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The amendments in this guidance should be applied through a cumulative effect adjustment to retained earnings upon adoption as of the beginning of the first reporting period in which the guidance is effective. Management is evaluating the requirements and potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Note 2.Income Per Common Share

Included in the diluted earnings per share calculation for the years ended December 31, 2019 and 2018 are 73,000 and 292,000 of incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	December 31,
	2019	2018

Cash and cash equivalents	$21,094	$26,173
Restricted cash included in other assets	3,537	4,634

Total cash, cash equivalents and restricted cash	$24,631	$30,807

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	December 31, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$161,369	$1,832	$(1,178)	$162,023
CMOs – residential (1)	5,328	54	-	5,382
U.S. Government obligations	50,340	257	(48)	50,549
GSEs (3)	6,230	-	(107)	6,123
States and political subdivisions	153,439	1,512	(943)	154,008
Foreign government obligations	6,719	172	(2)	6,889

Total fixed maturities	$383,425	$3,827	$(2,278)	$384,974

	December 31, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$202,194	$701	$(5,406)	$197,489
CMOs - residential (1)	6,092	-	(252)	5,840
U.S. Government obligations	63,231	1	(423)	62,809
Agency MBS - residential (2)	3	-	-	3
GSEs (3)	6,596	-	(110)	6,486
States and political subdivisions	172,860	302	(5,228)	167,934
Foreign government obligations	7,039	51	(46)	7,044
Redeemable preferred stocks	5,970	-	(111)	5,859

Total fixed maturities	$463,985	$1,055	$(11,576)	$453,464

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$16,095	$16,094
Due after one year through five years	183,263	185,045
Due after five years through ten years	102,605	103,320
Due after ten years	69,904	69,010
Fixed maturities with no single maturity date	11,558	11,505

	$383,425	$384,974

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$18,151	$455	$32,301	$723	$50,452	$1,178
U.S. Government obligations	-	-	7,167	48	7,167	48
GSEs	-	-	6,173	107	6,173	107
States and political subdivisions	29,872	114	29,462	829	59,334	943
Foreign government obligations	-	-	1,603	2	1,603	2

Fixed maturities in an
unrealized loss position	$48,023	$569	$76,706	$1,709	$124,729	$2,278

Number of fixed maturities in an
unrealized loss position	18		43		61

	December 31, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$46,988	$1,045	$108,738	$4,361	$155,726	$5,406
CMOs - residential	847	37	4,993	215	5,840	252
U.S. Government obligations	6,138	15	31,693	408	37,831	423
GSEs	-	-	6,478	110	6,478	110
States and political subdivisions	33,021	522	113,297	4,706	146,318	5,228
Foreign government obligations	-	-	2,835	46	2,835	46
Redeemable preferred stocks	5,859	111	-	-	5,859	111

Fixed maturities in an
unrealized loss position	$92,853	$1,730	$268,034	$9,846	$360,887	$11,576

Number of fixed maturities in an
unrealized loss position	47		115		162

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2019 and 2018 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2019	2018

Fixed maturities	$14,128	$13,826
Equity securities	386	595
Cash, cash equivalents and other short-term investments	1,004	308
Other	239	420

Investment income, gross	15,757	15,149
Investment expenses	(114)	(128)

Net investment income	$15,643	$15,021

Net investment gains (losses) are as follows for years indicated (in thousands):

	2019	2018

Realized gains (losses):
Fixed maturities available-for-sale	$4,105	$(775)
Equity securities	(13)	(7)

Total realized gains (losses) on debt and equity securities	4,092	(782)
Unrealized gains (losses) on equity securities	613	(249)

Gains (losses) on debt and equity securities	4,705	(1,031)
Gains (losses) on other investments	-	(2)

Net investment gains (losses)	$4,705	$(1,033)

For the years ended December 31, 2019 and 2018, the Company realized gross gains of $5,144,000 and $531,000, respectively, and gross losses of $1,039,000 and $1,306,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

We recognize other-than-temporary impairment losses on fixed maturities available-for-sale in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). The Company recognized other-than-temporary impairment losses of $646,000 on certain fixed maturities available-for-sale securities in the year ended December 31, 2019. The Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.  The Company did not recognize any other-than-temporary impairments on available for sale securities in 2018.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$162,023	$-	$162,023
CMOs - residential	-	5,382	-	5,382
US Government obligations	-	50,549	-	50,549
GSEs	-	6,123	-	6,123
States and political subdivisions	-	152,479	1,529	154,008
Foreign government obligations	-	6,889	-	6,889
Total fixed maturities	-	383,445	1,529	384,974

Equity securities:
Common stocks	2,864	-	-	2,864
Nonredeemable preferred stocks	883	-	-	883
Total equity securities	3,747	-	-	3,747

Total Financial Assets	$3,747	$383,445	$1,529	$388,721

	December 31, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$197,489	$-	$197,489
CMOs - residential	-	5,840	-	5,840
US Government obligations	-	62,809	-	62,809
Agency MBS - residential	-	3	-	3
GSEs	-	6,486	-	6,486
States and political subdivisions	-	166,225	1,709	167,934
Foreign government obligations	-	7,044	-	7,044
Redeemable preferred stocks	5,859	-	-	5,859
Total fixed maturities	5,859	445,896	1,709	453,464

Equity securities:
Common stocks	2,366	-	-	2,366
Nonredeemable preferred stocks	2,800	-	-	2,800
Total equity securities	5,166	-	-	5,166

Total Financial Assets	$11,025	$445,896	$1,709	$458,630

The following table presents the changes in fair value of our Level 3 financial assets for the years indicated (in thousands):

	2019		2018
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,709	$1,709	$1,876	$1,876

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(26)	(26)	(30)	(30)

Repayments and amortization of
fixed maturities	(154)	(154)	(137)	(137)

Balance at end of period	$1,529	$1,529	$1,709	$1,709

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2019			December 31, 2018
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	50	-	50	1,050	-	1,050
Securities purchased under
agreements to resell	107,157	-	107,157	12,063	-	12,063

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,010	$140,951	$-	$141,662	$141,635
Other policyholders’ funds	-	12,049	12,049	-	10,939	10,939

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Consolidated Financial Statements:

Securities purchased under agreements to resell

Securities purchased under agreements to resell are carried at the amounts at which the securities will be subsequently resold, which approximates fair value.

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

Note 6.Other Investments, Including Variable Interest Entities

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2019	2018

Equity method investments	$10,171	$12,308
Equity investments carried at cost less impairments	5,000	850
Other investments and securities, at cost	37	34

	$15,208	$13,192

Equity Method Investments

Equity income (loss) from equity method investments for the years ended December 31, 2019 and 2018 was $1,304,000 and $(2,111,000), respectively.

Included in equity method investments above is our investment in Ebix Health Exchange, an administration exchange for health insurance. Ebix Health Exchange administers various lines of health insurance for IHC’s insurance subsidiaries. In the fourth quarter of 2019, the Company determined that, due to recurring losses historically and uncertainty for future profitability, there was sufficient evidence to indicate that the carrying value of the Company’s investment in Ebix Health Exchange was no longer recoverable. As a result, the Company recorded an other-than-temporary impairment loss of $3,712,000 which is included in other income on the Consolidated Statement of Income for the year ended December 31, 2019. At December 31, 2019, the carrying value of the Company’s equity investment in Ebix Health Exchange is $0 compared to $6,425,000 at December 31, 2018. The Company recorded equity losses of $2,713,000 and $1,763,000, respectively, from its investment for the years ended December 31, 2019 and 2018.

In 2019, the Company also: (i) acquired substantially all of the assets and liabilities of a sales and customer service call center that was previously accounted for as an equity method investment (See Note 7 for more information); (ii) paid $3,000,000 for an equity interest in a lead generation company that will be accounted for as an equity method investment; and (iii) received an aggregate $1,772,000 of distributions from equity method investments.

Equity Investments Carried at Cost Less Impairments

In March 2019, the Company’s equity investment in Pets Best Insurance Services, LLC, carried at a cost of $500,000, was acquired by an unaffiliated entity and the Company realized a gain of $3,589,000 on the sale, which is included in Other Income in the Consolidated Statement of Income for the year ended December 31, 2019.

In the fourth quarter of 2019, the Company paid $5,000,000 for an equity interest in FIGO, a leading insuretech brand company in the pet insurance space focused on referral partners as well as direct-to-consumer and employer benefit channels.

In the fourth quarter of 2018, the Company recorded an impairment loss amounting to $2,275,000 related to an equity investment, previously carried at cost, as a result of a bona fide offer to purchase the investment for less than the carrying amount. The impairment loss is included in other income on the Consolidated Statements of Income for the year ended December 31, 2018. The subsequent sale was completed in 2019.

Variable Interest Entities

Other investments at December 31, 2019 and 2018, shown in the table above, include $5,075,000 and $2,874,000, respectively, of noncontrolling interests in certain limited partnerships that we have determined to be Variable Interest Entities (“VIEs”).  The aforementioned VIEs are not required to be consolidated in the Company’s consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

The Company will periodically reassess whether it is the primary beneficiary in any of these investments. The reassessment process will consider whether it has acquired the power to direct the most significant activities of the VIEs through changes in governing documents or other circumstances. The Company’s maximum loss exposure is limited to the combined $5,075,000 carrying value in these equity investments and the Company has no future funding obligations to them.

Related Party Transactions

At December 31, 2019 and 2018, the Company’s Consolidated Balance Sheets include $5,000 and $1,842,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $250,000 and $910,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively. Recurring losses reported by Ebix Health Exchange, and uncertainty regarding their future profitability, made the collectability of the outstanding notes receivable from Ebix Health Exchange doubtful and as a result, the Company recorded a provision for losses related to these notes in the amount of $1,773,000, which is included in selling, general and administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2019. For the years ended December 31, 2019 and 2018, the Company’s Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in fee income and selling, general and administrative expenses, of $2,180,000 and $7,779,000, respectively.

Selling, general and administrative expense for the year ended December 31, 2019 includes approximately $6,940,000 of expense related to the purchase of leads from an affiliated lead generation company.

Note 7.Acquisitions

In 2019 the Company made several business acquisitions as follows:

In January 2019, the Company acquired all of the stock of My1HR, a web-based entity with a state-of-the-art insurance quoting and cloud-based enrollment platform, INSX Cloud. In general, companies that provide insurance through user-centric platforms, or create efficiencies in the insurance industry through technological advances, are referred to as “insuretech” companies. The Company acquired My1HR for its quoting and cloud-based enrollment platforms as part of an effort to expand our “insuretech” footprint through our agencies, which generate leads and sell our products through our owned call center and career advisors.

In April 2019, the Company purchased substantially all of the assets and liabilities of a sales and customer service call center. The Company acquired the call center in order to capitalize on technology-driven trends in the purchase of health insurance directly by consumers. Prior to the purchase, the Company owned an equity interest in the call center. Immediately preceding the transaction, the Company determined the fair value of its equity interest to be $720,000 using a market approach and, as a result, recorded a loss of $237,000 which is included in other income on the Consolidated Statement of Income.

The aggregate fair value of consideration transferred for these acquisitions was $8,534,000 cash. The following table presents the aggregate acquisition-date fair values of the identifiable assets acquired and liabilities assumed in these transactions (in thousands):

Cash	$582
Intangible assets	1,500
Other assets	1,341

Total identifiable assets	3,423

Other liabilities	3,637

Total liabilities	3,637

Net identifiable assets (liabilities) acquired	$(214)

In connection with these acquisitions, the Company recorded $9,468,000 of goodwill and $1,500,000 of intangible assets (see Note 8). The amount of goodwill and certain other intangibles entitled to an amortization deduction for income tax purposes is $10,921,000.

Goodwill reflects the synergies with our insurance carriers. My1HR has an existing distribution network and offers increased distribution sources for IHC carrier products through its quoting and cloud based enrollment platforms designed specifically for producers in the small group employer market and individual ACA and ancillary market. This new quoting and enrollment system will support group and individual products for all IHC carriers as well as select group ACA and level funded health coverages from leading national health plans. The acquisition of the call center is expected to expand our existing call center reach and increase sales of IHC-underwritten health insurance. Goodwill was calculated as the sum of (i) the aggregate acquisition-date fair value of total cash consideration transferred of $8,534,000, (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $720,000; and (iii) the net identifiable liabilities of $214,000 assumed. Enterprise values were determined either by an independent appraisal using a discounted cash flow model based upon the projected future earnings or by a market approach net of any control premiums.

Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Consolidated Statement of Income.

For the period from the acquisition dates to December 31, 2019, the Company’s Consolidated Statement of Income includes revenues and net income of $3,876,000 and $(838,000), respectively, from these acquisitions.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition dates were January 1, 2018 are not material and accordingly are omitted.

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $60,165,000 and $50,697,000 at December 31, 2019 and, 2018,

respectively, all of which is attributable to the Specialty Health segment. In 2019, the Company recorded $9,468,000 of goodwill in connection with business acquisitions discussed in Note 7.

The Company has net other intangible assets of $13,379,000 and $13,163,000 at December 31, 2019 and 2018, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$18,753	$14,474	$17,253	$13,419
Domain	1,000	325	1,000	225
Software systems	780	332	780	203
Total finite-lived	$20,533	$15,131	$19,033	$13,847

	December 31,
	2019	2018
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As discussed in Note 7, in connection with business acquisitions in 2019, the Company recorded $1,500,000 of intangible assets associated with the Specialty Health segment. The intangible assets primarily represent the fair value of broker and agent relationships and are being amortized over a weighted average period of 17 years.

Amortization expense was $1,284,000 and $1,506,000 for the years ended December 31, 2019 and 2018, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2020	$1,033
2021	848
2022	723
2023	623
2024	497

Note 9. Leases

Certain subsidiaries of the Company are obligated under operating lease agreements for office space and office equipment.

The Company had right-of-use assets amounting to $6,672,000 and corresponding lease liabilities of $7,243,000 related to its operating leases, which are included in other assets and other liabilities,

respectively, in the Consolidated Balance Sheet on December 31, 2019. The weighted average discount rate used to measure lease liabilities was 6.70%. The leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases for up to 5 years. The weighted average remaining lease term is 5 years. Variable lease costs consist primarily of the Company’s proportionate share of real estate taxes and operating expenses related to leased premises. The following table summarizes information pertaining to our lease obligations for the year ended as indicated (in thousands):

2019

Operating lease costs	$2,277
Short-term lease costs	194
Variable lease costs	456

Total lease costs	$2,927

Other information:
Operating cash flows from operating leases	$(2,392)
Right-of-use assets obtained for operating leases	$1,688

Total rental expense for the year ended December 31, 2018 for operating leases was $2,300,000.

The Company assumed $435,000 of right-of-use assets in connection with acquisitions in 2019, as discussed in Note 7.

Maturities of operating lease liabilities at December 31, 2019 were as follows:

Due in the next year	$2,381
Due in two years	1,750
Due in three years	1,715
Due in four years	889
Due in five years	619
Due in remaining years	1,079
Total payments due	8,433

Present value discount	(1,190)
Operating lease liability	$7,243

Note 10.Reinsurance

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

The effects of reinsurance on premiums earned and insurance benefits, claims and reserves are shown below for the periods indicated (in thousands).

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2019
Accident and health	$287,529	$5	$22,538	$264,996
Life and annuity	54,825	998	33,061	22,762
Property and liability	51,046	-	63	50,983
	$393,400	$1,003	$55,662	$338,741

December 31, 2018
Accident and health	$281,787	$112	$20,632	$261,267
Life and annuity	55,303	577	37,360	18,520
Property and liability	41,846	-	385	41,461
	$378,936	$689	$58,377	$321,248

Insurance benefits, claims and reserves:

December 31, 2019	$215,477	$2,681	$44,037	$174,121
December 31, 2018	$188,319	$1,111	$45,224	$144,206

Note 11.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	2019	2018

Balance at beginning of year	$160,115	$168,683
Less: reinsurance recoverable	38,122	42,136
Net balance at beginning of year	121,993	126,547

Amount incurred, related to:
Current year	196,124	166,899
Prior years	(20,294)	(19,907)

Total incurred	175,830	146,992

Amount paid, related to:
Current year	115,319	97,168
Prior years	54,695	54,378

Total paid	170,014	151,546

Net balance at end of year	127,809	121,993
Plus: reinsurance recoverable	36,993	38,122
Balance at end of year	$164,802	$160,115

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $20,294,000 in 2019 related to prior years consists of favorable developments of $5,879,000 in Specialty Health reserves, $11,681,000 in the group disability reserves, $2,449,000 in the other individual life, annuities and other reserves, and $285,000 in Medical Stop-Loss reserves. Specialty Health net favorable development occurred primarily in the short-term medical and occupational accident lines of business.  Group Disability net favorable development was primarily due to DBL and group LTD lines of business. LTD business experienced better than expected claim development in terms of duration and net payments. The net favorable development of the DBL line is mainly due to favorable adjustments to prior year premium refund reserves in addition to better than expected claims experience. The overall net favorable development of $19,907,000 in 2018 related to prior years consists of favorable developments of $10,716,000 in the Specialty Health reserves, $6,332,000 in group disability reserves, $2,575,000 in the group term life, other life, annuities and other reserves, and $284,000 in Medical Stop-Loss reserves. Specialty Health had net favorable development primarily from: (i) the release of reserves due to emerging favorable experience on hospital indemnity plan business written in 2017 on increased sales volume of this product; (ii) short-term medical business as inventory levels decreased during 2018 and paid claim activity was below the levels anticipated; and, (iii) favorable development in other lines of Specialty Health business.

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

Specialty Health Segment –Claims Development
						December 31, 2019
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance					Incurred But	Cumulative
	For the years ended December 31,					Not Reported	Number of
Accident	2015	2016	2017	2018		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2019	Development	Claims
							(Actual)
2015	$104,497	100,988	101,241	100,642	$101,260	$293	467,232
2016		85,426	86,446	86,244	85,399	1,161	538,382
2017			87,070	77,214	77,194	1,275	628,748
2018				74,652	69,206	4,259	661,819
2019					82,926	33,257	537,636
Total					$415,985

Specialty Health Segment –Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2015	2016	2017	2018
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2019

2015	$70,090	94,757	97,603	99,364	$100,967
2016		45,454	78,611	82,983	84,238
2017			49,289	73,667	75,918
2018				46,574	64,947
2019					49,670

Total					$375,740

Outstanding policy benefits and claims payable before 2015, net of reinsurance					266

Total policy benefits and claims, net of reinsurance					$40,511

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

The following is supplementary information about the average historical policy claims duration for the Specialty Health segment as of December 31, 2019:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Specialty Health Segment	62.7%	30.3%	3.6%	1.6%	1.6%

The liability for policy benefits and claims associated with the Company’s health insurance lines are embedded within the Specialty Health segment. The table below summarizes the components of the change in the liability for policy benefits and claims that are specific to the health insurance claims that are included in our Specialty Health segment for the periods indicated (in thousands).

	Specialty Health Segment
	Health Insurance Claims
	2019	2018

Balance at beginning of year	$26,068	$32,904
Less: reinsurance recoverable	851	762
Net balance at beginning of year	25,217	32,142

Amount incurred, related to:
Current year	51,479	47,143
Prior years	(3,517)	(9,000)

Total incurred	47,962	38,143

Amount paid, related to:
Current year	25,738	24,422
Prior years	17,295	20,646

Total paid	43,033	45,068

Net balance at end of year	30,146	25,217
Plus: reinsurance recoverable	1,113	851
Balance at end of year	$31,259	$26,068

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims was $30,146,000 at December 31, 2019.

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

One year of claims development data is presented for our DBL and PFL claim liabilities since claims are developed in less than one year. The liability for IBNR plus expected development related to our DBL and PFL business was $22,774,000 at December 31, 2019, and it includes an accrual for a potential risk adjustment payment of $10,000,000 associated with the PFL rider due to expected better than industry claims experience and $2,400,000 of DBL premium refund reserves to meet the mandated minimum loss ratio requirements. The cumulative number of reported claims was approximately 18,000 at December 31, 2019 and consists of the number of claims either paid or accrued.

Group disability, life, DBL and PFL Segment – DBL/PFL Claims Development
Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2019

2019	Total	$65,452

Group disability, life, DBL and PFL Segment – DBL/PFL Claims Development
Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2019

2019	Total	$42,678

	Total policy benefits and claims, net of reinsurance	$22,774

Ten years of undiscounted claims development data is presented for our group disability contract liabilities (in thousands). In addition, total IBNR plus expected development on reported claims by accident year is presented with the cumulative number of reported claims (in thousands, except number of reported claims). Certain information about incurred and paid claims is presented as supplementary information and unaudited where indicated.

Group disability. Life, DBL and PFL Segment – Group Disability Claims Development
											December 31, 2019
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance										Incurred But	Cumulative
	For the years ended December 31,										Not Reported	Number of
Accident	2010	2011	2012	2013	2014	2015	2016	2017	2018		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2019	Development	Claims
												(Actual)
2010	$11,990	10,561	6,263	4,245	3,965	3,030	6,599	7,239	6,938	$6,857	$-	2,311
2011		18,558	16,948	16,166	15,271	15,730	16,672	16,712	16,516	16,546	-	2,337
2012			15,356	13,708	12,187	12,177	12,585	12,472	12,161	11,883	-	2,263
2013				32,952	30,832	29,893	32,070	31,664	31,378	31,545	505	2,629
2014					16,314	13,322	14,792	14,414	14,311	14,488	165	2,783
2015						25,335	19,247	16,630	14,705	14,552	219	3,253
2016							28,450	28,568	27,359	25,988	331	3,498
2017								29,897	26,021	22,851	425	3,777
2018									29,766	26,610	1,603	3,997
2019										34,518	10,972	3,439
Total										$205,838

Group disability, life, DBL and PFL Segment – Group Disability Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2010	2011	2012	2013	2014	2015	2016	2017	2018
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2019

2010	$3,197	8,200	9,799	10,345	10,762	11,284	11,797	12,200	12,565	$12,902
2011		3,252	8,191	9,622	10,186	10,737	11,363	11,993	12,522	12,979
2012			3,069	7,003	8,033	8,591	8,997	9,509	9,924	10,177
2013				5,454	12,541	16,424	19,428	21,536	23,460	25,029
2014					3,663	8,466	9,919	10,623	11,142	11,661
2015						6,825	14,034	16,634	17,203	17,623
2016							8,333	16,379	19,269	20,261
2017								8,459	16,139	17,901
2018									8,417	16,109
2019										11,794

Total										$156,436

Outstanding policy benefits and claims payable before 2010, net of reinsurance										17,737

Total policy benefits and claims, net of reinsurance										$67,139

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

Unpaid claim liabilities related to our group disability policies is presented at present value. The following is additional information on unpaid claims liabilities presented at present value (in thousands):

	Carrying Value of		Aggregate Amount
	Unpaid Claim Liabilities		of Discount
	December 31,		December 31
	2019	2018	2019	2018

Group disability	$56,756	$57,510	$10,382	$10,764

Discount rates for each of the years ended December 31, 2019 and 2018 ranged from 3% to 6%. Insurance benefits, claims and reserves on the Consolidated Statements of Income for the years ended December 31, 2019 and 2018 include the accretion of interest amounting to $1,524,000 and $1,617,000, respectively.

The following is supplementary information about the average historical claims duration for our group disability business as of December 31, 2019:

Group Disability
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
17.6%	20.3%	6.7%	3.1%	2.1%	2.1%	1.6%	0.7%	0.3%	0.1%

The following table reconciles the above disclosures of undiscounted net incurred and paid claims development for significant short-duration contract liabilities to the liability for policy benefits and claims on the consolidated balance sheet (in thousands).

December 31, 2019

Net outstanding balances:
Specialty Health Segment	$40,511
DBL/PFL	22,774
Group disability	67,139
Other short-duration insurance lines	7,712

Policy benefits and claims, net of reinsurance	138,136

Reinsurance recoverable on unpaid claims:
Specialty Health Segment	1,717
DBL/PFL	664
Group disability	23,322
Other short-duration insurance lines	11,290

Reinsurance recoverable on unpaid claims	36,993

Insurance lines other than short-duration	55
Aggregate discount	(10,382)

Total policy benefit and claims	$164,802

Note 12.Income Taxes

IHC and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year.

The provision for income tax expense (benefit) attributable to income from continuing operations, as shown in the Consolidated Statements of Income, is as follows for the years indicated (in thousands):

	2019	2018

CURRENT:
U.S. Federal	$4,498	$3,897
State and Local	729	528
	5,227	4,425

DEFERRED:
U.S. Federal	8,334	4,077
State and Local	(902)	(14)
	7,432	4,063

	$12,659	$8,488

Taxes computed at the Federal statutory rate of 21% attributable to pretax income for the years ended December 31, 2019 and 2018, respectively, are reconciled to the Company's actual income tax expense (benefit) as follows for the years indicated (in thousands):

	2019	2018

Tax computed at the statutory rate	$5,323	$7,884
Dividends received deduction and tax exempt interest	(128)	(187)
State and local income taxes, net of Federal effect	(132)	406
Health insurer compensation limit	583	665
Impact of enacted tax reform	-	1,190
AMIC valuation allowance adjustment	7,900	-
Share-based compensation	(993)	(844)
Other, net	106	(626)

Income tax expense (benefit)	$12,659	$8,488

In 2019, the Company increased AMIC’s valuation allowance by $7,900,000 to reflect a decrease in projected income and associated utilization of Federal net operating losses. This is largely due to the reorganization of the Specialty Health segment into specialty health and pet divisions, and the expansion of our D2C and tech-enabled operations in 2019, which reduced expected income over the remaining period that AMIC’s net operating loss carryforwards are available to offset income.

As a result of IHC’s June 30 fiscal tax year, the Tax Cuts and Jobs Act (the “Tax Act”) subjected IHC to a blended tax rate of 28% for its fiscal tax year ended June 30, 2018 causing a difference of $1,190,000 in expected tax expense (calculated using a statutory rate of 21%) for the calendar year ended December 31, 2018.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2019 and 2018 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets.

	2019	2018
DEFERRED TAX ASSETS:
Unrealized losses on investment securities	$-	$2,210
Investment write-downs	48	48
Loss carryforwards	23,612	25,708
Other	3,323	2,005
Total gross deferred tax assets	26,983	29,971
Less AMIC valuation allowance	(17,212)	(9,394)

Net deferred tax assets	9,771	20,577

DEFERRED TAX LIABILITIES:
Insurance reserves	(2,459)	(2,801)
Goodwill and intangible assets	(2,341)	(3,583)
Unrealized gains on investment securities	(338)	-
Other	(688)	(1,564)

Total gross deferred tax liabilities	(5,826)	(7,948)

Net deferred tax asset	$3,945	$12,629

At December 31, 2019, AMIC and its subsidiaries had Federal net operating loss carryforwards of approximately $114,531,000, which expire in varying amounts through the year 2034, with a significant portion expiring in 2020, and are limited in their utilization to future taxable income earned on a separate company basis.

AMIC’s valuation allowance at December 31, 2019 and 2018 is related to net operating loss carryforwards that, in the judgment of management, were not considered realizable. IHC and its subsidiaries, excluding AMIC and its subsidiaries, considered the reversal of deferred tax liabilities and projected future taxable income in determining that a valuation allowance was not necessary on their deferred tax assets at December 31, 2019 or 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, including AMIC and its subsidiaries, will realize the benefits of these net deferred tax assets recorded at December 31, 2019. As of December 31, 2019, IHC and its subsidiaries, and AMIC and its subsidiaries, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2019 and 2018 are insignificant. Tax years ending June 30, 2016 and forward are subject to examination by the Internal Revenue Service. The Internal Revenue Service has completed its review of the Company’s 2015 consolidated income tax return with no changes in the Company’s reported tax, however, the New York State Department of Taxation and Finance has recently selected the Company’s 2015 and 2016 income tax returns for audit.

Net cash payments for income taxes were $966,000 and $1,303,000 in 2019 and 2018, respectively.

Note 13.Stockholders’ Equity

Treasury Stock

IHC maintains a program of repurchasing shares of its common stock when the Company deems feasible. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. At December 31, 2019, there were 1,747,101 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In 2019 and 2018, the Company repurchased 108,646 and 135,311 shares, respectively, of its common stock for an aggregate cost of $4,051,000 and $4,019,000, respectively.

The Company issued 95,339 and 123,274 shares from treasury stock in 2019 and 2018, respectively, as a result of option exercises and the vesting of restricted stock units during the period.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on fixed maturities available-for-sale, including the subsequent increases and decreases in fair value of fixed maturities available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities. Prior to January 1, 2018, the Company classified certain equity securities as available-for-sale and recorded changes in the fair value of those equity securities in other comprehensive income (loss). Upon the adoption of new accounting guidance on January 1, 2018, the Company recorded a cumulative-effect adjustment to reclassify the unrealized gains and losses on equity securities that were included in accumulated other comprehensive income to retained earnings.

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	2019	2018

Beginning balance	$(8,310)	$(4,598)

Cumulative-effect of new accounting principles	-	(350)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	12,246	(3,974)
Less amounts reclassified from accumulated OCI	(2,724)	612
Net other comprehensive income (loss)	9,522	(3,362)

Ending balance	$1,212	$(8,310)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands):

	2019	2018

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$4,105	$(775)
Net impairment losses recognized in earnings	(646)	-

Income (loss) before income tax	3,459	(775)
Tax effect	735	(163)

Net income (loss)	$2,724	$(612)

Note 14.Share-Based Compensation

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

At December 31, 2019, there were 391,120 shares available for future stock-based compensation grants under the 2016 Plan. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans (by award type) for each of the years indicated (in thousands):

	2019	2018
IHC’s Share-based Compensation Plan:
Stock options	$1,940	$754
Restricted stock units	292	184
SARs	442	253

Share-based compensation expense, pre-tax	2,674	1,191
Tax benefits	720	358

Share-based compensation expense, net	$1,954	$833

Stock Options

The Company’s stock option activity during 2019 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2018	567,384	$19.40
Granted	424,380	37.38
Exercised	(202,717)	9.96
Forfeited	(4,000)	22.20

December 31, 2019	785,047	$31.54

The weighted average grant-date fair-values of options granted during the years ended December 31, 2019 and 2018 were $8.31 and $9.05, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods indicated:

	2019	2018

Weighted-average risk-free interest rate	2.32%	2.86%
Expected annual dividend rate per share	1.22%	1.04%
Expected volatility factor of the Company's common stock	28.97%	32.42%
Weighted-average expected term of options	3.5 years	4.0 years

In 2019, IHC received $269,000 in cash from the exercise of stock options with an aggregate intrinsic value of $5,207,000 and recognized $970,000 of tax benefits. Cash outflows in 2019 to satisfy employees’ income tax withholding obligations amounted to $2,397,000 for option exercises that were net settled in IHC shares. In 2018, IHC received $856,000 in cash from the exercise of stock options with an aggregate intrinsic value of $4,275,000 and recognized $810,000 of tax benefits. Cash outflows in 2018 to satisfy employees’ income tax withholding obligations amounted to $905,000 for option exercises that were net settled in IHC shares.

The following table summarizes information regarding options outstanding and exercisable:

	December 31, 2019
	Outstanding	Exercisable

Number of options	785,047	277,665
Weighted average exercise price per share	$31.54	$23.57
Aggregate intrinsic value for all options (in thousands)	$8,272	$5,140
Weighted average contractual term remaining	2.5 years	2.4 years

At December 31, 2019, the total unrecognized compensation cost related to IHC’s non-vested stock options was $2,962,000 and it is expected to be recognized as compensation expense over a weighted average period of 1.6 years.

Restricted Stock

The Company’s restricted stock activity during 2019 was as follows:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2018	19,800	$31.84
Granted	9,900	40.01
Vested	(9,900)	28.61

December 31, 2019	19,800	$37.54

IHC granted 9,900 restricted stock units during each of the years ended December 31, 2019 and 2018 with weighted-average grant-date fair values of $40.01 and $38.49 per share, respectively. The total fair value of restricted stock units that vested in 2019 and 2018 was $389,000 and $350,000, respectively.

At December 31, 2019, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $699,000 which is expected to be recognized as compensation expense over a weighted average period of 2.2 years.

SARs and Share-Based Performance Awards

IHC had 64,900 SAR awards outstanding at both December 31, 2019 and 2018. No SAR awards were granted or exercised in either 2019 or 2018. Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2019 and December 31, 2018 are liabilities of $717,000 and $275,000, respectively, pertaining to SARs.

Note 15.Contingencies

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”)) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerned agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants. The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs. Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The

Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion.  On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and Standard Security and Madison National will submit a response.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part our Motion to Dismiss.  Count I, which relates to the breach of contract, was denied without prejudice.  Counts II-VI were granted in part.  The Court found that an arbitration agreement, including an arbitration provision, exists between Plaintiff and Defendants.  The arbitration provision incorporates the AAA Rules, evincing clear and unmistakable evidence of the parties’ intent to have the arbitrator decide whether a given claim must be arbitrated.  Therefore, Counts II-VI were dismissed, without prejudice.  The parties were directed to proceed with arbitration. In light of this holding, the action relating to Count I, breach of Contract, was stayed and administratively closed pending the outcome of another arbitration.  On February 2, 2020, we received the TPA’s Demand for Arbitration.  It is the Defendants' position that this demand for a new arbitration has no impact on the Arbitration Award discussed above.

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

On July 18, 2019, each of Standard Security Life, Madison National Life and Independence American received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company.  The proposed RSAs provide for monetary penalties as well as requirements related to such subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison National Life and Independence American have exchanged correspondence regarding the proposed RSAs and are continuing to participate in confidential discussions with the insurance departments of the lead jurisdictions. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

Note 16.Concentration of Credit Risk

At December 31, 2019, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with carrying values of $13,359,000 and $12,823,000 were on deposit with various state insurance departments at December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had reinsurance recoverable from the following reinsurers that individually exceed 10% of stockholders’ equity (in thousands):

	AM Best	Due from
Reinsurer	Rating	Reinsurer

National Guardian Life Insurance Company	A-	$215,724
Guggenheim Life and Annuity Company	B++	93,775

The Company believes that these receivables are fully collectible.

Note 17.Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2019, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $31,287,000 in 2020 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level. In 2019, upon receiving regulatory approvals, our insurance subsidiaries declared and paid extraordinary statutory dividends aggregating $165,472,000 to their parent company. The extraordinary dividends consisted of cash and the common and preferred shares issued by their affiliate, Madison Investors Corp., a wholly owned subsidiary of the Company.

Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $0 and $12,035,000 to its parent in 2019 and 2018, respectively; (ii) Standard Security Life declared and paid dividends of $0 and $3,000,000 to its parent in 2019 and 2018, respectively; and (iii) Independence American declared and paid dividends of  $18,000,000 and $8,400,000 to its parent in 2019 and 2018, respectively. IHC declared cash dividends of $0.40 per share or $5,963,000 in 2019 and $0.30 per share or $4,468,000 in 2018.

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

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018

Statutory net income:
Madison National Life	$16,460	$16,050
Standard Security Life	5,246	8,291
Independence American	19,030	18,015

	December 31,
	2019	2018

Statutory capital and surplus:
Madison National Life	$83,256	$196,031
Standard Security Life	57,069	70,792
Independence American	84,533	82,986

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2019 and 2018, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

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

Information by business segment is presented below for the years indicated (in thousands).

	2019	2018
Revenues:
Specialty Health	$193,823	$202,938
Group disability, life, DBL and PFL	169,038	144,629
Individual life, annuities and other (A)	1,669	1,932
Medical Stop-Loss (A)	6	40
Corporate	5,853	2,269
	370,389	351,808
Net investment gains (losses)	4,705	(1,033)
Net impairment losses recognized in earnings	(646)	-

Total revenues	$374,448	$350,775

Income before income taxes
Specialty Health (B)	$7,757	$28,735
Group disability, life, DBL and PFL	21,809	18,863
Individual life, annuities and other (A) (C)	(1,433)	(436)
Medical Stop-Loss (A)	304	177
Corporate	(7,148)	(8,765)
	21,289	38,574
Net investment gains (losses)	4,705	(1,033)
Net impairment losses recognized in earnings	(646)	-

Income before income taxes	$25,348	$37,541

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)In 2019, the Specialty Health segment includes: (i) an other-than-temporary impairment loss of $3,712,000, a provision for losses on a note receivable of $1,773,000, and equity losses of $2,713,000, all in connection with the Company’s equity investment in Ebix Health Exchange (see Note 6 for more information); (ii) a provision for losses of $2,412,000 on other notes and receivables (primarily a note receivable from an unaffiliated lead generation company); and (iii) significant costs associated with hiring, training and licensing a significant number of new agents, as well as costs for system development in our marketing and administrative companies.

(C)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $788,000 and $888,000 for the years ended December 31, 2019 and 2018, respectively.

	December 31,
	2019	2018
IDENTIFIABLE ASSETS AT YEAR END
Specialty Health	$223,679	$225,315
Group disability, life, DBL and PFL	324,139	308,183
Individual life, annuities and other	348,305	348,036
Medical Stop-Loss	13,161	23,983
Corporate	145,019	131,999

	$1,054,303	$1,037,516

Note 19.Subsequent Events

In January 2020, the Company acquired the remaining 56% membership units of The Abacus Group, LLC, for a purchase price of $2,464,000, subject to certain closing adjustments. The transaction will be accounted for as step-acquisition in 2020.

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2019
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$56,570	$56,672	$56,672
States, municipalities and political subdivisions	153,439	154,008	154,008
Foreign governments	6,719	6,889	6,889
Public utilities	28,237	28,598	28,598
All other corporate bonds	138,460	138,807	138,807

TOTAL FIXED MATURITIES	383,425	384,974	384,974

EQUITY SECURITIES:
Common stocks:
Industrial, miscellaneous and all other	2,613	2,865	2,865
Non-redeemable preferred stocks	851	882	882

TOTAL EQUITY SECURITIES	3,464	3,747	3,747

Short-term investments and resale agreements	107,207	107,207	107,207
Other long-term investments	18,920	15,208	15,208

TOTAL INVESTMENTS	$513,016	$511,136	$511,136

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2019	2018

ASSETS:
Cash and cash equivalents	$895	$2,700
Securities purchased under agreements to resell	39,438	-
Fixed maturities, available-for-sale	3,260	38,270
Investments in consolidated subsidiaries	428,014	456,304
Income tax receivable	9,307	-
Deferred tax asset, net	1,517	-
Other assets	461	281

TOTAL ASSETS	$482,892	$497,555

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$11,491	$10,005
Amounts due to consolidated subsidiaries, net	6,449	25,035
Income taxes payable	-	6,645
Dividends payable	3,003	2,256

TOTAL LIABILITIES	20,943	43,941

Redeemable noncontrolling interest	2,237	2,183

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)(A)	-	-
Common stock (B)	18,625	18,625
Paid-in capital	122,717	124,395
Accumulated other comprehensive loss	1,212	(8,310)
Treasury stock, at cost (C)	(69,724)	(66,392)
Retained earnings	386,864	380,431

TOTAL IHC’S STOCKHOLDERS' EQUITY	459,694	448,749
NONREDEEMABLE NONCONTROLLING INTERESTS	18	2,682

TOTAL EQUITY	459,712	451,431

TOTAL LIABILITIES AND EQUITY	$482,892	$497,555

(A)Preferred stock $1.00 par value, 100,000 shares authorized; none issued or outstanding.

(B)Common stock $1.00 par value, 23,000,000 shares authorized; 18,625,458 shares issued 14,864,941 and 14,878,248 shares outstanding, respectively.

(C)Treasury stock, at cost; 3,760,517 and 3,747,210 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands)
(PARENT COMPANY ONLY)

	2019	2018
REVENUES:
Net investment income	$738	$547
Net investment gains (losses)	130	(28)
Other income	1,461	1,598

	2,329	2,117
EXPENSES:
General and administrative expenses	9,352	7,922

	9,352	7,922

Loss before income tax benefits and equity in net income of subsidiaries	(7,023)	(5,805)

Equity in net income of subsidiaries	19,061	32,459

Income before income tax benefits	12,038	26,654

Income tax (benefits)	(651)	(2,399)

Net income	12,689	29,053

Less income from noncontrolling interests in subsidiaries	(293)	(571)

Net income attributable to IHC	$12,396	$28,482

Comprehensive Income:
Net income	$12,689	$29,053
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	164	(130)
Equity in unrealized gains (losses) on available-for-sale
securities of subsidiaries	9,358	(3,232)
Other comprehensive income (loss), net of tax	9,522	(3,362)

Comprehensive income, net of tax	22,211	25,691
Less: comprehensive income attributable to noncontrolling interests	(293)	(571)

Comprehensive income, net of tax, attributable to IHC	$21,918	$25,120

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2019	2018

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$12,689	$29,053
Adjustments to net income:
Equity in net income of subsidiaries	(19,061)	(32,459)
Other	3,247	2,465
Change in current income tax liability(A)	(17,793)	3,221
Changes in other assets and liabilities	(48)	(660)

Net change in cash from operating activities	(20,966)	1,620

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries (B)	34,544	17,779
Net purchases of securities under agreements to resell	(39,438)	-
Purchases of fixed maturities	(1,154)	(16,000)
Sales of fixed maturities	8,432	4,469
Maturities and other repayments of fixed maturities	28,193	429

Net change in cash from investing activities	30,577	6,677

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(4,057)	(4,140)
Dividends paid	(5,231)	(3,712)
Proceeds from stock options exercised	269	856
Payments related to tax withholdings for share-based compensation	(2,397)	(905)

Net change in cash from financing activities	(11,416)	(7,901)

Net change in cash and cash equivalents	(1,805)	396
Cash and cash equivalents, beginning of year(C)	2,700	2,304

Cash and cash equivalents, end of year(B)	$895	$2,700

(A)Includes net (payments) receipts for income taxes of $(17,086,000) and $5,778,000 to and from consolidated subsidiaries in accordance with tax sharing agreements during the years ended December 31, 2019 and 2018, respectively.

(B)Includes $53,129,000 and $17,833,000 of cash dividends paid to parent company by consolidated subsidiaries for the years ended December 31, 2019 and 2018, respectively.

(C)The parent company has no restricted cash at December 31, 2019 and 2018.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS (1)	CLAIMS	PREMIUMS	EARNED	INCOME (2)	RESERVES	COSTS (1)	EXPENSES (3)	WRITTEN
December 31, 2019
Specialty Health	$-	42,495	3,110	177,991	4,330	75,539	-	110,527	$177,438
Group disability, life,
DBL and PFL	-	146,080	4,000	160,702	7,774	97,335	-	49,894	162,972
Individual life, annuities
and other	-	318,236	172	48	1,294	1.382	-	1,720	48
Medical Stop-Loss	-	147	-	-	6	(135)	-	(163)	-
Corporate	-	-	-	-	2,239	-	-	13,001	-
	$-	506,958	7,282	338,741	15,643	174,121	-	174,979	$340,458

December 31, 2018
Specialty Health	$-	38,154	3,635	184,512	4,386	60,749	-	113,454	$184,513
Group disability, life,
DBL and PFL	-	148,012	1,737	136,709	7,029	82,948	-	42,818	135,662
Individual life, annuities
and other	-	324,063	185	27	1,535	796	-	1,572	27
Medical Stop-Loss	-	431	-	-	39	(287)	-	150	-
Corporate	-	-	-	-	2,032	-	-	11,034	-
	$-	510,660	5,557	321,248	15,021	144,206	-	169,028	$320,202

(1)In 2015, the Company ceded substantially all of its individual life and annuity policy blocks in run-off and as a result, the remaining balance of deferred acquisition costs is not material at December 31, 2019 and 2018 and is included in other assets on the accompanying Consolidated Balance Sheets. Amortization of deferred acquisition costs was $1,036,000 and $982,000 for the years ended December 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Income for those periods.

(2)Net investment income is allocated between product lines based on the mean reserve method.

(3)Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2019	$14,935,361	$6,298	$6,553,251	$8,388,408	0.1%
December 31, 2018	$14,486,642	$6,546	$7,528,651	$6,964,537	0.1%

Premiums Earned:

December 31, 2019
Accident and health	$287,529	$5	$22,538	$264,996	0.0%
Life and annuity	54,825	998	33,061	22,762	4.4%
Property and liability (1)	51,046	-	63	50,983	0.0%
	$393,400	$1,003	$55,662	$338,741	0.3%

December 31, 2018
Accident and health	$281,787	$112	$20,632	$261,267	0.0%
Life and annuity	55,303	577	37,360	18,520	3.1%
Property and liability (1)	41,846	-	385	41,461	0.0%
	$378,936	$689	$58,377	$321,248	0.2%

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

10.12Sale Bonus Agreement, dated October 15, 2019, by and between Independence American Holdings Corp. and Gary J. Balzofiore. *

21Subsidiaries of Independence Holding Company, as of December 31, 2019. *

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