Form 10-K/A
period 2019-12-31
INDEPENDENCE HOLDING CO
filed 2020-03-16
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-K/A

Amendment No. 1

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

As of March 6, 2020, there were 14,850,921 shares of Common Stock outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File Number 001-32244) (the “2019 Annual Report”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of including a reference to the year ended December 31, 2018 in the Report of Independent Registered Public Accounting Firm, which reference was inadvertently omitted from the initial filing. As a consequence, the Consent of Independent Registered Accounting Firm has also been updated to reference the 10K/A Amendment No. 1 and is filed as exhibit 23.2 attached hereto. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein there have been no changes in any of the financial or other disclosure information contained in the 2019 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 13, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2019 Annual Report and the registrant’s other filings with the SEC.

Part II Item 8. Financial Statements Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Holding Company and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jacksonville, Florida

March 13, 2020

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with this Amendment

23.2Consent of RSM US LLP, independent registered public accounting firm.

31.3  Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4  Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

March 16, 2020