Form 10-K/A
period 2019-12-31
INDEPENDENCE HOLDING CO
filed 2020-04-23
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2019 was $192,788,000.

As of April 23, 2020, there were 14,785,565 shares of Common Stock outstanding.

EXPLANATORY NOTE

Independence Holding Company (“IIHC”, the “Company” or “we”, “us” and “our”) is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File Number 001-32244) (the “2019 Annual Report”), as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. The purpose of this Amendment is to include information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. We will also include this information in our proxy statement for our 2020 Annual Meeting of Shareholders. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2019 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 16, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2019 Annual Report and the registrant’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 31, 2020 are set forth below:

Name	Age	Title
Gary J. Balzofiore	62	Senior Vice President Specialty Health Operations
Vincent J. Furfaro	56	Senior Vice President Strategic Corporate Development & Chief Information Security Officer
Larry R. Graber	70	Chief Life and Annuity Actuary, Senior Vice President and Director
Teresa A. Herbert	58	Chief Financial Officer, Senior Vice President and Director
David T. Kettig	61	President, Chief Operating Officer and Director
Allan C. Kirkman	76	Director
John L. Lahey	73	Director
Steven B. Lapin	74	Director
Ronald I. Simon	81	Director
James G. Tatum	78	Director
Roy T.K. Thung	76	Chief Executive Officer and Chairman of the Board

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are appointed annually and serve at the discretion of the Board of Directors.

Gary J. Balzofiore

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

Teresa A. Herbert

Since June 2019, Independent Non-Executive Member of the board of Directors of AVANGRID, Inc.; since July 2019, a member of the Audit and Compliance Committee of AVANGRID, Inc.; for more than the past five years, Chief Financial Officer and Senior Vice President of IHC; for more than the past five years, Vice President –Finance and Treasurer of GHI; for more than the past five years until August 2016, Chief Financial Officer and Senior Vice President of American Independence Corp., formerly a public company traded on Nasdaq and a majority-owned subsidiary of IHC that was merged out of existence on August 31, 2016 (“AMIC”); from March 2011 to August 2016, a director of AMIC; since 2016, a director of Standard Security Life and Independence American.

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

Family Relationships

None.

Corporate Governance Documents

In furtherance of its longstanding goals of providing effective governance of IHC’s business and affairs for the long-term benefit of stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, the Board has adopted:

•	In furtherance of its longstanding goals of providing effective governance of IHC’s business and affairs for the long-term benefit of stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, the Board has adopted:

•	a Code of Business Ethics that applies to IHC’s principal executive officer, principal financial officer, principal accounting officer or controller and other IHC employees performing similar functions (the “Code of Ethics”);

•	a Corporate Code of Conduct that applies to all employees, officers and directors of IHC and its subsidiaries and affiliates (the “Code of Conduct”);

•	Corporate Governance Guidelines (“Guidelines”) to advance the functioning of the Board and its committees and set forth the Board’s expectations as to how it should perform its functions; and

•	written charters for its Audit and Compensation Committees of the Board (collectively, the “Charters”).

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
Mr. Ronald I. Simon

Audit Committee. The principal functions of the Audit Committee are to: (i) select an independent registered public accounting firm; (ii) review and approve management’s plan for engaging IHC’s independent registered public accounting firm during the year to perform non-audit services and consider what effect these services will have on the independence of IHC’s independent registered public accounting firm; (iii) review IHC’s annual financial statements and other financial reports which require approval by the Board; (iv) oversee the integrity of IHC’s financial statements, IHC’s systems of disclosure controls and internal controls over financial reporting and IHC’s compliance with legal and regulatory requirements; (v) review the scope of audit plans of IHC’s internal audit function and independent registered public accounting firm and the results of their audits; (vi) evaluate the performance of IHC’s internal audit function and independent registered public accounting firm; and (vii) assist the Board’s oversight of the Company’s overall risk management profile.

Each member of the Audit Committee meets the independence requirements of the New York Stock Exchange (the “NYSE”) and applicable SEC rules and regulations. The Audit Committee and the Board have determined that each member of the Audit Committee is financially literate and that Mr. Tatum and Mr. Simon qualify as “audit committee financial experts,” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated by the SEC.

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

Summary Compensation Table

The following table lists the annual compensation for IHC’s CEO and the two other most highly compensated executive officers for fiscal year ended 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Mr. Roy T.K. Thung	2019	494,379	338,800	-	1,462,560	(1)	752,739	(2)	178,321	(3)	14,456	(4)	3,241,255
Chief Executive Officer and Chairman	2018	484,711	338,800	-	-		1,120,000	(2)	168,227		7,658		2,119,396

Mr. David T. Kettig	2019	395,504	330,000	-	438,768	(1)	-		-		30,046	(5)	1,194,318
President and Chief Operating Officer	2018	395,352	330,000	-	-		-		-		27,234		752,586

Ms. Teresa A. Herbert	2019	317,970	200,000	-	393,063	(1)	-		-		24,842	(6)	935,875
Senior Vice President and Chief Financial Officer	2018	310,970	200,000	-	-		-		-		25,144		536,114

(1)	Represents the grant date fair value of options granted during 2019.

(2)	Represents strategic and long-term incentive earnings as a result of Mr. Thung’s Employment Agreement with IHC for the year indicated. IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011. Under the agreement, Mr. Thung is entitled to an incentive payment upon the disposition of a strategic asset of IHC equal to 3% of the amount above which the consideration received by IHC for such disposition exceeds the book value of such asset as of March 31, 2011. In addition, any termination of the agreement other than for “cause” triggers an incentive payment to Mr. Thung in respect of such appreciation in the overall book value of IHC. The initial term of Mr. Thung’s employment agreement was two years from the date it was entered into, but, by its terms, will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. In 2019, Mr. Thung received a cash incentive payment of $29,739. Mr. Thung did not receive any cash incentive payments in 2018. Had the strategic and long-term incentive provisions of Mr. Thung’s agreement been triggered on December 31, 2019, Mr. Thung would have received $5,828,000.

(3)	Represents the increase (decrease) in the value of Mr. Thung’s Retirement Benefits Agreement with IHC for the year indicated. Refer to Potential Payments to Named Executive Officers for additional information regarding this agreement.

(4)	The amount shown for 2019 represents reimbursements related to employer-matching contributions to Mr. Thung’s 401(k) account and group life insurance premiums paid on Mr. Thung’s behalf.

(5)	The amount shown for 2019 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Kettig’s 401(k) account, group life insurance premiums paid on Mr. Kettig’s behalf, and employer contributions to Mr. Kettig’s disability insurance.

(6)	The amount shown for 2019 represents reimbursements related to the use of an automobile, employer-matching contributions to Ms. Herbert’s 401(k) account, group life insurance premiums paid on Ms. Herbert’s behalf, and employer contributions to Ms. Herbert’s disability insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information about unexercised stock options and unvested shares of restricted stock held as of December 31, 2019.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Roy T.K. Thung	11,000	5,500	$27.65	November 16, 2022	(1)	-	-
	55,000	27,500	$27.65	November 16, 2022	(2)	-	-
	-	176,000	$37.38	July 4, 2022	(3)	-	-

David T. Kettig	15,000	-	$19.95	December 1, 2021	(4)	-	-
	7,334	3,666	$27.65	November 16, 2022	(1)	-	-
	18,333	9,167	$27.65	November 16, 2022	(2)	-	-
	-	52,800	$37.38	July 4, 2022	(3)	-	-

Teresa A. Herbert	12,000	-	$19.95	December 1, 2021	(4)	-	-
	7,334	3,666	$27.65	November 16, 2022	(1)	-	-
	18,333	9,167	$27.65	November 16, 2022	(2)	-	-
	-	47,300	$37.38	July 4, 2022	(3)	-	-

(1)	Stock appreciation rights granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(2)	Stock options granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(3)	Stock options granted on January 4, 2019 vest in three equal installments beginning on January 4, 2020.

(4)	Stock options granted on December 1, 2016 vested in three equal installments beginning on December 1, 2017.

Potential Payments to Named Executive Officers Upon Termination or Change-in-Control.

With Mr. Thung

IHC is party to a Retirement Benefits Agreement with Mr. Roy T.K. Thung, dated as of September 30, 1991, and amended by amendments dated as of December 20, 2002, June 17, 2005 and December 31, 2008, respectively, pursuant to which Mr. Thung is entitled to a lump-sum cash payment upon a “separation from service” from IHC of $1,659,557, increasing on a cumulative, compounding basis of 6% per annum from December 31, 2008. “Separation from service” is as defined under U.S. Treasury Regulations 1.409A-1(h)(1), and would generally include Mr. Thung’s death, retirement or any other termination of employment, including permanent disability. For example, had this provision been triggered on December 31, 2019, Mr. Thung would have been entitled to receive a payment of $3,150,335.

IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011. Under this employment agreement, if Mr. Thung’s employment by IHC or its affiliate were to cease under certain circumstances, Mr. Thung would be entitled to receive a lump-sum severance amount equal to the average annual aggregate total compensation received by Mr. Thung during the preceding five years, adjusted pro rata for the applicable severance period. The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Thung to IHC and its affiliates. The circumstances under which such severance would be paid are: (i) Mr. Thung’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Thung’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage IHC or its reputation); (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s material breach of its obligations under the employment agreement, IHC’s non-renewal of the employment agreement or change in control of IHC or its ultimate parent); or; (iii) upon Mr. Thung’s death or permanent disability. In addition, under the agreement, Mr. Thung is also entitled to strategic and long-term incentive payments which are included in the Summary Compensation Table above. The initial term of Mr. Thung’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. For example, had the severance provisions of Mr. Thung’s agreement been triggered on December 31, 2019, Mr. Thung would have been entitled to receive approximately $69,132 per month for forty-two months ($2,903,544 in the aggregate).

With Mr. Kettig

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life (which subsequently assigned the agreement to its affiliate AMIC Holdings, Inc.), and Mr. David T. Kettig, IHC’s President, Chief Operating Officer and Acting General Counsel, dated as of April 18, 2011 and amended on January 1, 2017. Under this employment agreement, if Mr. Kettig’s employment by AMIC Holdings, Inc. or its affiliate were to cease under certain circumstances, Mr. Kettig would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Kettig during the preceding five years, adjusted pro rata for the applicable severance period. The applicable severance period would be the longer of: (i) twelve months; or (ii) a number of months equal to the aggregate number of years of service of Mr. Kettig to IHC and its affiliates, not to exceed twenty-four months. The circumstances under which such severance would be paid are (i) Mr. Kettig’s employment by AMIC Holdings, Inc. being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Kettig’s material failure to follow AMIC Holdings, Inc.’s or IHC’s lawful directions, material failure to follow AMIC Holdings, Inc.’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage AMIC Holdings, Inc., IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with AMIC Holdings, Inc.’s (or its successor’s) material breach of its obligations under the employment agreement or upon AMIC Holdings, Inc.’s non-renewal of the employment agreement). The initial term of Mr. Kettig’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by AMIC Holdings, Inc. For example, had the severance provision in Mr. Kettig’s agreement been triggered on December 31, 2019, Mr. Kettig would have been entitled to receive approximately $67,711 per month for twenty-four months ($1,625,064 in the aggregate).

With Ms. Herbert

IHC is party to the Officer Employment Agreement, by and between IHC and Ms. Teresa A. Herbert, IHC’s Chief Financial Officer and Senior Vice President, dated as of April 18, 2011. Under this employment agreement, if Ms. Herbert’s employment by IHC or its affiliate were to cease under certain circumstances, Ms. Herbert would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Ms. Herbert during the preceding five years, adjusted pro rata for the applicable severance period. The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Ms. Herbert to IHC and its affiliates, not to exceed twenty-four months. The circumstances under which such severance would be paid are (i) Ms. Herbert’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Ms. Herbert’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or her engaging in unlawful behavior that would damage IHC or its reputation), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s (or its successor’s) material breach of its obligations under the employment agreement or upon IHC’s non-renewal of the employment agreement). The initial term of Ms. Herbert’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. For example, had the severance provision in Ms. Herbert’s agreement been triggered on December 31, 2019, Ms. Herbert would have been entitled to receive approximately $49,824 per month for twenty-four months ($1,195,776 in the aggregate).

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

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	785,047	$31.54	391,120

DIRECTORS’ COMPENSATION

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity. IHC does not pay management directors for board service in addition to their regular employee compensation. The Compensation Committee has the primary responsibility for reviewing and considering any revisions to director compensation.

During 2020, each non-employee (outside) director will be paid:

•	an annual retainer of $36,000;
•	$1,500 for each board or committee meeting attended;
•	$9,000 for service as chairman of a board committee; and
•	2,475 restricted shares of IHC common stock, vesting ratably over the three annual anniversaries of the award, and contingent upon continuing service as a director.

The following table summarizes compensation paid to IHC’s directors during 2019 except for Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board, Mr. David T. Kettig, President, Chief Operating Officer, and Acting General Counsel, Mr. Larry R. Graber, Chief Life and Annuity Actuary and Senior Vice President, and Teresa A. Herbert, Chief Financial Officer and Senior Vice President, for whom compensation was previously discussed.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Total ($)
Mr. Allan C. Kirkman	61,500		99,025	160,525
Mr. John L. Lahey	57,500	(2)	99,025	156,525
Mr. Steven B. Lapin (1)	-		-	-
Mr. Ronald I. Simon	51,000		99,025	150,025
Mr. James G. Tatum	66,500	(2)	99,025	165,525

(1)	Mr. Lapin received no compensation in connection with his service as an IHC director during 2019.

(2)	Includes $5,000 of compensation paid in 2019 by IHC Domain Holdings, LLC., a wholly owned subsidiary of IHC, for services as its director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by each of our directors and each of our executive officers based on 14,818,839 issued and outstanding shares of common stock as of March 31, 2020.

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

The address of each individual named below is c/o IHC at 96 Cummings Point Road, Stamford, Connecticut 06902.

Name of Beneficial Owner	Number of Shares		Percent of Class
Mr. Gary J. Balzofiore	55,039	(1)	*
Mr. Vincent J. Furfaro	23,667	(2)	*
Mr. Larry R. Graber	92,982	(3)	*
Ms. Teresa A. Herbert	129,884	(4)	*
Mr. David T. Kettig	139,277	(5)	*
Mr. Allan C. Kirkman	32,076		*
Mr. John L. Lahey	28,050		*
Mr. Steven B. Lapin	122,162	(6)	*
Mr. Ronald I. Simon	43,950	(7)	*
Mr. James G. Tatum	44,076		*
Mr. Roy T. K. Thung	352,185	(8)	2.4%
All directors, nominees for director and executive officers as a group (11 persons)	1,063,348		7.0%

*	Represents less than 1% of the outstanding common stock.

(1)	Includes 24,667 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(2)	Includes 23,667 shares of common stock underlying stock options exercisable within sixty (60) days from the date above

(3)	Includes 37,500 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(4)	Includes 46,100 shares of common stock underlying stock options exercisable within sixty (60) days from the date above. Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

(5)	Includes 50,933 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(6)	Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer and director.

(7)	Includes 33,950 shares of common stock held by the Simon Family Trust and 2,000 shares of common stock held in Mr. Simon’s wife’s IRA account, of which shares Mr. Simon disclaims beneficial ownership.

(8)	Includes 113,667 shares of common stock underlying stock options exercisable within sixty (60) days from the date above. Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

Significant Stockholders

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by certain persons known by IHC to beneficially own more than five percent of the outstanding shares of IHC common stock, based on 14,818,839 issued and outstanding shares of common stock as of March 31, 2020.

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

Name	Number of Shares	Percent of Class
Geneve Holdings, Inc. (1)	9,145,226	61.71%

(1)	According to (i) information disclosed in Amendment No. 35 to Schedule 13D dated May 9, 2001 of Geneve Holdings, Inc. (“GHI”), a private diversified financial holding company. GHI is a member of a group consisting of itself and certain of its affiliates that together hold the shares of common stock of IHC. The address of GHI is 96 Cummings Point Road, Stamford, Connecticut 06902.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As a company listed on the New York Stock Exchange (the “NYSE”), IHC uses the definition of independence prescribed in the NYSE Listed Company Manual (the “Manual”). Each of Messrs. Kirkman, Tatum, Lahey and Simon meet such independence requirements. The Board has affirmatively determined that none of them had any material relationship described in Item 407(a) of Regulation S-K promulgated by the SEC with IHC at all applicable times during 2019.

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

Transactions with Management and Other Relationships

IHC and Geneve Holdings, Inc. (“GHI”), IHC’s controlling stockholder, operate under cost-sharing arrangements pursuant to which certain items are allocated between the two companies. During 2019, IHC paid GHI (or accrued for payment thereto) approximately $453,000 under such arrangements, and paid or accrued an additional $113,000 for the first quarter of 2020. Such cost-sharing arrangements include GHI’s providing IHC with the use of office space as IHC’s corporate headquarters for annual consideration of $158,000 in 2019. The foregoing arrangement is subject to the annual review and approval of the Audit Committee, and IHC’s management believes that the terms thereof are no less favorable than could be obtained by IHC from unrelated parties on an arm’s-length basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services that RSM US LLP (“RSM”) provided to IHC during 2019 and 2018:

	2019	2018
Audit fees (1)	$1,281,000	$1,268,000
Audit-related fees	-	-
Tax fees	-	-
All other fees (2)	20,000	20,000
Total	$1,301,000	$1,288,000

(1)	Audit Fees. Represents fees for professional services provided for the audit of IHC’s annual financial statements, the review of IHC’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	All other fees represent fees to RSM for the audit of the Company’s 401(k) plan.

The Audit Committee has determined that the provision of non-audit services by RSM is compatible with maintaining RSM’s independence. Any such engagement of RSM to provide non-audit services to IHC must be pre-approved by the Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Amendment:

Exhibit Number	Description of Document
31.1	Certification of Roy T.K. Thung
31.2	Certification of Teresa A. Herbert
32.1	Certification Roy T.K. Thung pursuant to 18 U.S.C. Section 1350
32.2	Certification Teresa A. Herbert pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

By:	/s/ Teresa A. Herbert
Teresa A. Herbert
Senior Vice President and Chief Financial Officer

April 23, 2020