Form 10-Q
period 2020-03-31
INDEPENDENCE HOLDING CO
filed 2020-05-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020.

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

Yes   ☐   No  [X]

As of May 8, 2020, the registrant had 14,785,565 shares of Common Stock outstanding.

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

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.  We describe some of these risks and uncertainties in greater detail in Item 1A, Risk Factors, of IHC’s Annual Report on Form 10-K as filed with Securities and Exchange Commission. The only significant changes to our risk factors relate to the 2019 Novel Coronavirus (“COVID-19”) pandemic, see Item 1A of this document for details

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. Our forward-looking statements speak only as of the date made, and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$74,029	$50
Securities purchased under agreements to resell	18,377	107,157
Fixed maturities, available-for-sale	414,004	384,974
Equity securities	2,959	3,747
Other investments	14,743	15,208
Total investments	524,112	511,136

Cash and cash equivalents	23,048	21,094
Due and unpaid premiums	32,621	26,244
Due from reinsurers	362,301	362,969
Goodwill	64,827	60,165
Other assets	72,926	72,695

TOTAL ASSETS	$1,079,835	$1,054,303

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$170,836	$164,802
Future policy benefits	200,986	201,205
Funds on deposit	140,837	140,951
Unearned premiums	27,403	7,282
Other policyholders' funds	11,965	12,049
Due to reinsurers	4,114	5,016
Accounts payable, accruals and other liabilities	61,506	61,049

TOTAL LIABILITIES	617,647	592,354

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	2,290	2,237

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,818,839 and
14,864,941 shares outstanding	18,625	18,625
Paid-in capital	123,260	122,717
Accumulated other comprehensive gain	1,101	1,212
Treasury stock, at cost; 3,806,619 and 3,760,517 shares	(71,196)	(69,724)
Retained earnings	388,102	386,864

TOTAL IHC STOCKHOLDERS’ EQUITY	459,892	459,694
NONREDEEMABLE NONCONTROLLING INTERESTS	6	18

TOTAL EQUITY	459,898	459,712

TOTAL LIABILITIES AND EQUITY	$1,079,835	$1,054,303

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
REVENUES:
Premiums earned	$96,050	$82,789
Net investment income	3,240	3,996
Fee income	3,942	4,188
Other income	477	3,684
Net investment gains	288	171
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	-	(646)
Portion of losses recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings	-	(646)

	103,997	94,182

EXPENSES:
Insurance benefits, claims and reserves	54,058	43,119
Selling, general and administrative expenses	44,574	40,529

	98,632	83,648

Income before income taxes	5,365	10,534
Income taxes	1,043	1,644

Net income	4,322	8,890
(Income) loss from nonredeemable noncontrolling interests	9	(117)
(Income) from redeemable noncontrolling interests	(53)	(46)

NET INCOME ATTRIBUTABLE TO IHC	$4,278	$8,727

Basic income per common share	$0.29	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING	14,856	14,948

Diluted income per common share	$0.29	$0.58

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,911	15,066

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income	$4,322	$8,890
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(134)	7,194
Tax expense (benefit) on unrealized gains on available-for-sale securities	(23)	1,525
Unrealized gains (losses) on available-for-sale securities, net of taxes	(111)	5,669

Other comprehensive income (loss), net of tax	(111)	5,669

COMPREHENSIVE INCOME, NET OF TAX	4,211	14,559

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(44)	(163)
Other comprehensive income, net of tax, attributable to noncontrolling interests	-	-

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(44)	(163)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$4,167	$14,396

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended March 31, 2020 and 2019

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2019	$18,625	$122,717	$1,212	$(69,724)	$386,864	$459,694	$18	$459,712

Net income					4,278	4,278	(9)	4,269
Other comprehensive
income, net of tax			(111)			(111)	-	(111)
Repurchases of common stock				(1,472)		(1,472)	-	(1,472)
Common stock dividends
($0.22 per share)					(3,040)	(3,040)	-	(3,040)
Distributions to noncontrolling
interests						-	(3)	(3)
Share-based compensation		543				543	-	543

BALANCE AT
MARCH 31, 2020	$18,625	$123,260	$1,101	$(71,196)	$388,102	$459,892	$6	$459,898

BALANCE AT
DECEMBER 31, 2018	$18,625	$124,395	$(8,310)	$(66,392)	$380,431	$448,749	$2,682	$451,431

Net income					8,727	8,727	117	8,844
Other comprehensive
income, net of tax			5,669			5,669	-	5,669
Repurchases of common stock				(91)		(91)	-	(91)
Common stock dividends
($0.20 per share)					(2,994)	(2,994)	-	(2,994)
Share-based compensation		(2,340)		557		(1,783)	-	(1,783)

BALANCE AT
MARCH 31, 2019	$18,625	$122,055	$(2,641)	$(65,926)	$386,164	$458,277	$2,799	$461,076

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$4,322	$8,890
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	120	389
Net investment (gains)	(288)	(171)
(Gain) on sale of investment	-	(3,589)
Other than-temporary-impairment losses, net	-	646
Equity (income) loss from equity method investments	(328)	371
Depreciation and amortization	908	799
Other	1,593	3,233
Changes in assets and liabilities:
Change in insurance liabilities	25,009	13,254
Change in amounts due from reinsurers	668	1,660
Change in claim fund balances	58	2,004
Change in due and unpaid premiums	(6,377)	(2,196)
Other operating activities	(7,858)	(7,639)

Net change in cash from operating activities	17,827	17,651

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	(73,952)	1,000
Net (purchases) sales of securities under resale agreements	88,780	(23,303)
Sales of fixed maturities	33,328	15,833
Maturities and other repayments of fixed maturities	11,208	25,687
Purchases of fixed maturities	(66,621)	(36,291)
Payments to acquire business, net of cash acquired	(2,597)	(4,434)
Proceeds from sales, distributions and returns of capital from investments	-	4,617
Payments to acquire other investments	(1,250)	-
Other investing activities	(719)	(906)

Net change in cash from investing activities	(11,823)	(17,797)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(1,335)	(50)
Withdrawals of investment-type insurance contracts	(173)	(913)
Dividends paid	(2,973)	(2,242)
Proceeds from stock options exercised	-	44
Payments related to tax withholdings for sharebased compensation	-	(2,384)
Other financing activities	(3)	-

Net change in cash from financing activities	(4,484)	(5,545)

Net change in cash, cash equivalents and restricted cash	1,520	(5,691)
Cash, cash equivalents and restricted cash, beginning of year	24,631	30,807

Cash, cash equivalents and restricted cash, end of period	$26,151	$25,116

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)    Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Brokerage Group, Inc., My1HR, Inc. (“My1HR”) and a majority interest in PetPartners, Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at March 31, 2020.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global health pandemic and the United States declared a national health emergency. COVID-19 has led to largescale disruption in the global economy, market instability and widespread unemployment in the United States. The COVID-19 outbreak is a fluid situation and as it evolves, the duration of COVID-19 and its potential effects on our business cannot be certain. Regulatory mandates have affected, and we anticipate will continue to impact, the insurance industry. We currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods. Consequently, future changes in market conditions may impact estimates used in the preparation of our financial statements associated with evaluations of goodwill and other intangible assets for impairment, estimates associated with the determination of valuation allowances related to net operating loss carryforwards, and estimates of certain losses under insurance contracts. These estimates may all be subject to substantial adjustments in future periods.  In addition, volatile market conditions may result in further declines in the fair value of our investment portfolio and possible impairments of certain securities.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be anticipated for the entire year.

(C)   Reclassifications

Certain amounts in prior year’s consolidated financial statements and Notes thereto have been reclassified to conform to the 2020 presentation.

(D)   Revenue Recognition

Insurance premiums are recognized as revenue over the period insurance protection is provided. For additional information about our policies regarding the recognition of premium revenues, see Note 1 of the Notes to Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed for most products. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at March 31, 2020.  Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

Life Time  value – The Company uses expected constrained life time value’s (“LTV”) representing the expected commissions to be received over the lifetime of certain policies sold, primarily Medicare Advantage and Medicare Supplement products, on behalf of unaffiliated insurance carriers by IHC’s marketing agencies.

Expected future commission revenue over the lifetime of the policies sold is recorded in the period the performance obligation is satisfied. No significant additional performance obligation occurs with renewal of the initial policy. IHC records substantially all anticipated revenue on these policies on the date a completed insurance application is submitted to the unaffiliated insurance carrier; adjusted for certain constraints including policyholder acceptance rates, cancellations and non-renewals. Increased sales of the aforementioned products to unaffiliated insurance carriers began in 2020 as a result of new contracts with those carriers and increased distribution channels.

(E)   Recent Accounting Pronouncements

Recently Adopted Accounting Standards

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

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 55,000 and 118,000 shares for the three months ended March 31, 2020 and 2019, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	March 31,
	2020	2019

Cash and cash equivalents	$23,048	$20,560
Restricted cash included in other assets	3,103	4,556

Total cash, cash equivalents and restricted cash	$26,151	$25,116

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	March 31, 2020
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$139,487	$1,476	$(2,993)	$137,970
CMOs – residential (1)	5,143	223	-	5,366
U.S. Government obligations	50,348	1,175	-	51,523
GSEs (2)	6,137	1	(271)	5,867
States and political subdivisions	204,836	2,252	(751)	206,337
Foreign government obligations	6,638	303	-	6,941

Total fixed maturities	$412,589	$5,430	$(4,015)	$414,004

	December 31, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$161,369	$1,832	$(1,178)	$162,023
CMOs – residential (1)	5,328	54	-	5,382
U.S. Government obligations	50,340	257	(48)	50,549
GSEs (2)	6,230	-	(107)	6,123
States and political subdivisions	153,439	1,512	(943)	154,008
Foreign government obligations	6,719	172	(2)	6,889

Total fixed maturities	$383,425	$3,827	$(2,278)	$384,974

(1)Collateralized mortgage obligations (“CMOs”).

(2)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$34,214	$34,512
Due after one year through five years	154,997	156,861
Due after five years through ten years	105,604	105,585
Due after ten years	106,494	105,814
Fixed maturities with no single maturity date	11,280	11,232

	$412,589	$414,004

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2020

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$45,248	$1,981	$21,897	$1,012	$67,145	$2,993
GSEs	-	-	5,861	271	5,861	271
States and political subdivisions	9,318	31	23,498	720	32,816	751

Fixed maturities in an
unrealized loss position	$54,566	$2,012	$51,256	$2,003	$105,822	$4,015

Number of fixed maturities in an
unrealized loss position	35		29		64

	December 31, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$18,151	$455	$32,301	$723	$50,452	$1,178
U.S. Government obligations	-	-	7,167	48	7,167	48
GSEs	-	-	6,173	107	6,173	107
States and political subdivisions	29,872	114	29,462	829	59,334	943
Foreign government obligations	-	-	1,603	2	1,603	2

Fixed maturities in an
unrealized loss position	$48,023	$569	$76,706	$1,709	$124,729	$2,278

Number of fixed maturities in an
unrealized loss position	18		43		61

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2020 and December 31, 2019 relate to investment grade securities. Management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The unrealized losses on the Company's fixed maturity securities are related to general market changes in interest rates, and/or the levels of credit spreads largely due to current market conditions relating to the COVID-19 pandemic rather than specific concerns with the issuer's ability to pay interest and repay principal. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. The fair value of these securities is expected to recover as they approach maturity and therefore the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

Net investment gains are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Realized gains (losses):
Fixed maturities available-for-sale	$1,070	$(22)

Total realized gains (losses) on debt and equity securities	1,070	(22)
Unrealized gains (losses) on equity securities	(787)	193

Gains (losses) on debt and equity securities	283	171
Gains (losses) on other investments	5	-

Net investment gains	$288	$171

For the three months ended March 31, 2020 and 2019, the Company realized gross gains of $1,091,000 and $38,000, respectively, and gross losses of $21,000 and $60,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(v) to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale.  The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first three months of 2020. The Company recognized an other-than-temporary impairment loss of $646,000 on certain fixed maturities available-for-sale in the first three months of 2019. The Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis

Note 5.Fair Value Disclosures

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$137,970	$-	$137,970
CMOs - residential	-	5,366	-	5,366
US Government obligations	-	51,523	-	51,523
GSEs	-	5,867	-	5,867
States and political subdivisions	-	204,856	1,481	206,337
Foreign government obligations	-	6,941	-	6,941
Total fixed maturities	-	412,523	1,481	414,004

Equity securities:
Common stocks	2,128	-	-	2,128
Nonredeemable preferred stocks	831	-	-	831
Total equity securities	2,959	-	-	2,959

Total Financial Assets	$2,959	$412,523	$1,481	$416,963

	December 31, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$162,023	$-	$162,023
CMOs - residential	-	5,382	-	5,382
US Government obligations	-	50,549	-	50,549
GSEs	-	6,123	-	6,123
States and political subdivisions	-	152,479	1,529	154,008
Foreign government obligations	-	6,889	-	6,889
Total fixed maturities	-	383,445	1,529	384,974

Equity securities:
Common stocks	2,864	-	-	2,864
Nonredeemable preferred stocks	883	-	-	883
Total equity securities	3,747	-	-	3,747

Total Financial Assets	$3,747	$383,445	$1,529	$388,721

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020		2019
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,529	$1,529	$1,709	$1,709

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(6)	(6)	(8)	(8)

Repayments and amortization of
fixed maturities	(42)	(42)	(37)	(37)

Balance at end of period	$1,481	$1,481	$1,664	$1,664

Included in unrealized gains (losses) on available-for-sale securities, pre-tax, on the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 are $(6,000) of unrealized gains(losses) attributable to the change in unrealized gains (losses) related to Level 3 securities held at March 31, 2020.

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$74,029	$-	$74,029	$50	$-	$50
Securities purchased under
agreements to resell	18,377	-	18,377	107,157	-	107,157

FINANCIAL LIABILITIES:
Funds on deposit	$-	$140,888	$140,837	$-	$141,010	$140,951
Other policyholders’ funds	-	11,965	11,965	-	12,049	12,049

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

Note 6.Other Investments, Including Variable Interest Entities

Equity Method Investments

In the fourth quarter of 2019, the Company impaired its investment in Ebix Health Exchange, which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment is $0 at both March 31, 2020 and December 31, 2019. The Company discontinued applying the equity method with regards to recording any additional equity losses beginning in the first quarter of 2020.  The Company recorded $0 and $(542,000), respectively, of equity income (loss) from its investment for the three months ended March 31, 2020 and 2019.

In January 2020, the Company acquired the remaining membership units it did not already own in the Abacus Group, LLC., which was previously accounted for under the equity method. See Note 7 for more information.

Equity Investments Carried at Cost Less Impairments

In February 2020, the Company made an additional $1,250,000 equity investment in FIGO Pet Insurance LLC (“FIGO”), a leading insuretech brand company in the pet insurance space focused on referral partners as well as direct-to-consumer and employer benefit channels.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $5,028,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of March 31, 2020.

Related Party Transactions

At March 31, 2020 and December 31, 2019, the Company’s Condensed Consolidated Balance Sheets include $0 and $5,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $163,000 and $250,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  For the three months ended March 31, 2020, and 2019, the Company’s Condensed Consolidated Statements of Income include $476,000 and $462,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses.

The Condensed Consolidated Statement of Income for the three months ended March31, 2020 includes premiums earned and selling, general and administrative expense of $1,097,000 and $333,000, respectively, related to pet insurance business produced by FIGO. Selling, general and administrative expense for the three months ended March 31, 2020 and 2019 includes approximately $1,507,000 and $443,000, respectively, of expense related to the purchase of leads from an affiliated lead generation company. This entity was not an affiliate of the Company in the first quarter of 2019.

Note 7.Acquisition

The Abacus Group, LLC.

On January 1, 2020 (the "Abacus Acquisition Date"), the Company acquired the remaining 56% membership units of The Abacus Group, LLC, (“Abacus”) for a purchase price of $2,599,000, Abacus is an agency group that writes worksite business for Madison National Life and other carriers and receives commissions and other fees. The Company acquired Abacus to further the Company’s position in the worksite marketplace. The Company accounted for its prior ownership interest using the equity method. Immediately preceding the transaction, the Company determined the fair value of its equity interest to be $1,838,000 using a market approach and, as a result, recorded a loss of $163,000, which is included in other income on the Condensed Consolidated Statement of Income.

Upon the acquisition, the Company consolidated the assets and liabilities of Abacus. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of Abacus on the Abacus Acquisition Date based on their respective fair values (in thousands):

Other assets	350

Total identifiable assets	350

Other liabilities	575

Total liabilities	575

Net identifiable assets (liabilities) acquired	$(225)

In connection with the acquisition, the Company recorded $4,662,000 of goodwill (see Note 8). The amount of goodwill entitled to an amortization deduction for income tax purposes will be determined upon a mutually agreeable asset allocation of the acquisition consideration with the respective acquirees.

Goodwill represents the synergies with our insurance carriers. Abacus has an existing distribution network and offers increased distribution sources for IHC carriers’ existing products and developing products through its enrollment platform designed specifically for producers in the worksite marketplace. Goodwill was calculated as the sum of (i) the acquisition date fair value of total cash consideration transferred of $2,599,000, (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $1,838,000, and (iii) the net identifiable liabilities of $225,000 that were assumed. The enterprise value of Abacus was determined by a market approach net of any control premium. Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

Revenue and net income from Abacus for the period from the Abacus Acquisition Date to March 31, 2020, is not material as most of their agency fee income is derived from Madison National Life and is now eliminated in consolidation. The amount of fee income earned from other carriers in 2020 is not material and will reduce over time as the business either runs-off or is transitioned to Madison National Life.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2019 are not material and accordingly are omitted.

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $64,827,000 and $60,165,000 at March 31, 2020 and December 31, 2019, respectively, of which $60,165,000 is attributable to the Specialty Health Segment at both March 31, 2020 and December 31, 2019, and $4,662,000 and $0, is attributable to the Group disability, life, DBL and PFL segment for the same periods, respectively.

The Company has net other intangible assets of $13,091,000 and $13,379,000 at March 31, 2020 and December 31, 2019, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2020		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$11,753	$7,704	$18,753	$14,474
Domain	1,000	350	1,000	325
Software systems	780	365	780	332
Total finite-lived	$13,533	$8,419	$20,533	$15,131

	March 31,	December 31,
	2020	2019
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As discussed in Note 7, in connection with the acquisition of Abacus in the first quarter of 2020, the Company recorded $4,662,000 of goodwill associated with the Group disability, life, DBL and PFL segment.

Amortization expense is $288,000 and $359,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 9.Income Taxes

The provisions for income taxes shown in the Condensed Consolidated Statements of Income were computed by applying the effective tax rate expected to be applicable for the reporting periods. Differences between the Federal statutory income tax rate and the Company’s effective income tax rate are principally from the dividends received deduction and tax-exempt interest income, state and local income taxes, and compensation related tax provisions.

At December 31, 2019, AMIC and its subsidiaries had Federal net operating loss carryforwards of approximately $114,531,000, which expire in varying amounts through the year 2034, with a significant portion expiring in 2020, and are limited in their utilization to future taxable income earned on a separate company basis. At December 31, 2019, AMIC’s valuation allowance was $17,212,000 and is related to net operating loss carryforwards that, in the judgment of management, are not considered realizable. No change in the valuation allowance was necessary in the three months ended March 31, 2020.

On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of net operating losses ("NOLs") generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (AMT) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. At this time, the legislation does not have a material impact on the Company due to the lack of taxable losses in the stated carryback eligible tax years and the fact that the Company was already expecting to receive a cash benefit for the remaining AMT credits in the fiscal 2018 tax year return.

The New York State Department of Taxation and Finance has selected the Company’s 2015 and 2016 NYS returns for audit.

Note 10.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated incurred but not reported (“IBNR”) reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2020	2019

Balance at beginning of year	$164,802	$160,115
Less: reinsurance recoverable	36,993	38,122
Net balance at beginning of year	127,809	121,993

Amount incurred, related to:
Current year	61,159	46,775
Prior years	(7,123)	(3,000)

Total incurred	54,036	43,775

Amount paid, related to:
Current year	14,168	12,658
Prior years	33,681	26,080

Total paid	47,849	38,738

Net balance at end of period	133,996	127,030
Plus: reinsurance recoverable	36,840	37,880
Balance at end of period	$170,836	$164,910

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $7,123,000 in 2020 related to prior years consists of favorable developments of $2,057,000 in Specialty Health reserves, $2,681,000 in the group disability reserves, and $2,385,000 in the other individual life, annuities and other reserves. Specialty Health net favorable development occurred primarily in the short term medical (“STM”), group gap, pets, fixed indemnity limited benefit and occupational accident lines of business.  Group Disability net favorable development was primarily due to favorable premium refund reserve adjustments in the DBL line of business partially offset by unfavorable development in the STD and LTD lines due to higher claims severity. The overall net favorable development of $3,000,000 in 2019 related to prior years consists of favorable developments of $1,510,000 in Specialty Health reserves, $1,369,000 in the group disability reserves, $121,000 in the other individual life, annuities and other reserves. Specialty Health net favorable development occurred primarily in the group gap, dental, pets, fixed indemnity limited benefit and occupational accident lines of business.  Group Disability net favorable development was primarily due to favorable claim experience in the DBL line of business.

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

	Specialty Health Segment
	Health Insurance Claims
	Three Months Ended
	March 31,
	2020	2019

Balance at beginning of year	$31,259	$26,068
Less: reinsurance recoverable	1,113	851
Net balance at beginning of year	30,146	25,217

Amount incurred, related to:
Current year	13,316	13,416
Prior years	(1,597)	(930)

Total incurred	11,719	12,486

Amount paid, related to:
Current year	3,430	1,695
Prior years	11,723	8,398

Total paid	15,153	10,093

Net balance at end of period	26,712	27,610
Plus: reinsurance recoverable	1,081	499
Balance at end of period	$27,793	$28,109

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $26,712,000 at March 31, 2020.

Note 11.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Beginning balance	$1,212	$(8,310)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	734	5,142
Amounts reclassified from accumulated OCI	(845)	527
Net other comprehensive income	(111)	5,669

Ending balance	$1,101	$(2,641)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$1,070	$(22)
Net impairment losses recognized in earnings	-	(646)

Income (loss) before income tax	1,070	(668)
Income tax expense (benefit)	225	(141)

Net income (loss)	$845	$(527)

Note 12.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $50,000 and $52,000 during the three months ended March 31, 2020 and 2019, respectively.

Note 13.Contingencies

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

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion.  On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and Standard Security Life and Madison National Life have submitted a response.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part our Motion to Dismiss.  Count I, which relates to the breach of contract, was denied without prejudice.  Counts II-VI were granted in part.  The Court found that an arbitration agreement, including an arbitration provision, exists between Plaintiff and Defendants.  The arbitration provision incorporates the AAA Rules, evincing clear and unmistakable evidence of the parties’ intent to have the arbitrator decide whether a given claim must be arbitrated.  Therefore, Counts II-VI were dismissed, without prejudice.  The parties were directed to proceed with arbitration. In light of this holding, the action relating to Count I, breach of Contract, was stayed and administratively closed pending the outcome of another arbitration.  On February 2, 2020, we received the TPA’s Demand for Arbitration.  We will respond accordingly.  It is the Defendants' position that this demand for a new arbitration has no impact on the Arbitration Award discussed above.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our STM, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as leads, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE.  In addition to the five lead states, 36 other states are participating in the MCE.  Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and has proactively communicated and cooperated with the applicable regulatory agencies for the MCE.  Each of these subsidiaries has also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

On July 18, 2019, each of Standard Security Life, Madison National Life and Independence American received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company.  The proposed RSAs provide for monetary amounts for compliance with the examination as well as requirements related to such subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison National Life and Independence American have exchanged correspondence regarding the proposed RSAs and are continuing to participate in confidential discussions with the insurance departments of the lead jurisdictions. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Specialty Health	$49,006	$53,439
Group disability, life, DBL and PFL	53,918	40,129
Individual life, annuities and other (A)	318	420
Corporate	467	669
	103,709	94,657
Net investment gains	288	171
Net impairment losses recognized in earnings	-	(646)
Total revenues	$103,997	$94,182

Income before income taxes
Specialty Health	$152	$9,658
Group disability, life, DBL and PFL	6,530	4,164
Individual life, annuities and other (A) (B)	(143)	(381)
Corporate	(1,462)	(2,432)
	5,077	11,009
Net investment gains	288	171
Net impairment losses recognized in earnings	-	(646)
Income before income taxes	$5,365	$10,534

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)For the three months ended March 31, 2020 and 2019, the Individual life, annuities and other segment includes $188,000 and $205,000, respectively, of amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies.

Note 15.Subsequent Events

In April 2020, the Company acquired the remaining 76.93% interest in Torchlight Technology Group, LLC., a marketing technology (“MarTech”) company through a step acquisition for $11,443,000 of cash consideration.

On April 24, 2020, IHC announced that it commenced a tender offer to purchase up to 1,000,000 shares of its common stock at a price per share of $27.00. The tender offer will expire on May 21, 2020, unless extended by IHC. The tender offer is subject to a number of terms and conditions described in the Offer to Purchase that has been distributed to stockholders.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, a global health pandemic and the United States declared a national health emergency. Most states have issued stay-at-home orders, requiring non-essential businesses to close their offices. COVID-19 has led to largescale disruption in the global economy, market instability and widespread unemployment in the United States.

The COVID-19 outbreak is a fluid situation. We have implemented business continuity and emergency response plans to continue to provide service to our customers and support our everyday business needs. To help protect the safety and wellbeing of our employees and mitigate the spread of COVID-19, we have limited travel and directed our employees to work remotely whenever possible. As the COVID-19 outbreak evolves, the duration of COVID-19 and its potential effects on our business cannot be certain. Regulatory mandates have affected, and we anticipate will continue to impact, the insurance industry. We currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods of 2020. For more information, see the risk factor under the heading “We face risks related to health epidemics, like the Coronavirus (COVID-19) that could impact our sales, operating results and financial condition” in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Revenues	$103,997	$94,182
Expenses	98,632	83,648

Income before income taxes	5,365	10,534
Income taxes	1,043	1,644

Net income	4,322	8,890
(Income) from noncontrolling interests	(44)	(163)

Net income attributable to IHC	$4,278	$8,727

•Income from operations of $.29 per share, diluted, for the three months ended March 31, 2020 compared to $.58 per share, diluted, for the same period in 2019.

oNet income for the first quarter of 2019 includes $2.6 million of gain, net of tax, related to the sale of an equity investment.

•Consolidated investment yields (on an annualized basis) of 2.5% for the three months ended March 31, 2020 compared to 3.1% for the comparable period in 2019;

•Book value of $31.03 per common share at March 31, 2020 compared to $30.92 at December 31, 2019.

•The first quarter 2020 results were not materially impacted by COVID-19. Evolving regulatory mandates for testing and treatment coverage, the length and severity of the outbreak, increased claims activity, and impacts on payment of premiums have not had a significant impact on first quarter results, as the full effects of the outbreak began to unfold after the end of the first quarter of 2020.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $.2 million of income before taxes for the three months ended March 31, 2020 as compared to $9.6 million for the comparable period in 2019. The decrease in 2020 when compared to 2019 is primarily due to: (i) lower premium volume in the fixed indemnity limited benefit line, which has lower loss ratios than other lines of business; (ii) increased costs related to overall infrastructure improvements in lead generation capabilities and sales automation platforms at IHC Specialty Benefits, Inc.; and (iii) results for the comparable period in 2019 include a pre-tax gain of $3.6 million on the sale of an equity method investment;

oPremiums earned for the three months ended March 31, 2020 decreased $.7 million as compared to the same period in 2019. Increases in premiums from the pet and STM lines were more than offset by decreases in premiums from fixed indemnity limited benefit and occupational accident business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Premiums Earned	$44,096	$44,832
Insurance Benefits, Claims & Reserves	20,691	18,665
Expenses	21,552	20,620

Loss Ratio (A)	46.9%	41.6%
Expense Ratio (B)	48.9%	46.0%
Combined Ratio (C)	95.8%	87.6%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe higher loss ratios in 2020 were as a result of less favorable prior period development than in the same period of 2019. The higher expense ratio in 2020 is primarily due to changes in the mix of products in the Specialty Health segment.

•Income before taxes from the Group disability, life, DBL and PFL segment increased $2.3 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase in the first-quarter results primarily reflects an increase in PFL profitability due to increased premium rates and favorable premium reserve adjustments in DBL, which were partially offset by higher loss ratios in the STD and LTD lines of business;

•The Individual life, annuities and other segment in run-off reported losses before income taxes of $.1 million for the three months ended March 31, 2020 compared with losses of $.4 million in the comparable 2019 period;

•The Corporate segment reported losses before taxes of $1.5 million for the three months ended March 31, 2020 compared with losses of $2.4 million in the comparable 2019 period, primarily due to lower share-based and incentive compensation expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2020	2019

Specialty Health	$45,669	$45,541
Group disability, life, DBL and PFL	58,242	45,054
Individual life, annuities and other	4,842	5,341

	$108,753	$95,936

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2020	2019

Specialty Health	$44,096	$44,832
Group disability, life, DBL and PFL	51,946	37,943
Individual life, annuities and other	8	14

	$96,050	$82,789

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the three months ended March 31, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,096	743	4,167	20,691	28,163	$152
Group disability,
life, DBL and PFL	51,946	1,822	150	33,230	14,158	6,530
Individual life,
annuities and other	8	209	101	137	324	(143)
Corporate	-	466	1	-	1,929	(1,462)
Sub total	$96,050	$3,240	$4,419	$54,058	$44,574	5,077

Net investment gains						288
Income before income taxes						5,365
Income taxes						1,043
Net Income						$4,322

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,832	822	7,785	18,665	25,116	$9,658
Group disability,
life, DBL and PFL	37,943	2,019	167	24,242	11,723	4,164
Individual life,
annuities and other	14	320	86	212	589	(381)
Corporate	-	835	(166)	-	3,101	(2,432)
Sub total	$82,789	$3,996	7,872	$43,119	$40,529	11,009

Net investment gains						171
Net impairment losses recognized in earnings						(646)
Income before income taxes						10,534
Income taxes						1,644
Net Income						$8,890

Premiums Earned

In the first quarter of 2020, premiums earned increased $13.3 million over the comparable period in 2019. The increase is primarily due to a $14.0 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily as a result of a $10.2 million increase in PFL premiums due to an increase in rates, a $1.0 million increase in group term life business due to increased retentions, and a $1.9 million increase in the STD/LTD lines due to new STD business and increased LTD premium volume. Earned premiums in the Specialty Health segment decreased $.7 million primarily due to decreases of $6.2 million in the fixed indemnity limited benefit line and $.4 million in occupational accident business; partially offset by increases in earned premiums from the pet and STM lines of $4.8 million and $1.3 million, respectively.

Net Investment Income

Total net investment income decreased $.8 million. The overall annualized investment yields were 2.5% and 3.1% in the first quarter of 2020 and 2019, respectively.

Net Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $.3 million in 2020 compared to $.2 million in 2019.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

In 2020, the Company did not recognize any other-than-temporary impairment losses on fixed maturities available-for-sale. In the first three months of 2019, the Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income decreased $.2 million for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2020. The decrease is primarily due to more fee income being written on IHC carrier paper in 2020.

Other income decreased $3.2 million for the three months ended March 31, 2020 from the comparable period in 2019. This is primarily due to a $3.6 million pretax gain recognized on the sale of an equity investment in 2019 with no comparable amount in 2020.

Insurance Benefits, Claims and Reserves

In the first quarter of 2020, insurance benefits, claims and reserves increased $10.9 million over the comparable period in 2019. The increase is primarily attributable to: (i) an increase of $9.0 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of a $7.6 million increase in PFL benefits to policyholders (including a $3.3 million increase in the accrual for a potential risk adjustment payment associated with the New York State Department of Financial Services risk adjustment program) and a $3.2 million increase in benefits and claims as a result of new STD business and higher loss ratios in the LTD line, partially offset by a decrease of $2.3 million in DBL business primarily due to premium refund reserve adjustments; (ii) an increase of $2.0 million in the Specialty Health segment primarily due to an increase of $2.9 million in pet claims on higher premium volume, partially offset by a decrease of $.6 million in the STM line due to more favorable prior year loss development and a $.7 million decrease in the fixed indemnity limited benefit line due to lower premium volume offset by less favorable prior year loss development.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $4.1 million over the comparable period in 2019. The increase is principally due to: (i) an increase of $3.0 million in the Specialty Health line of business primarily due to increases in commissions, administrative fees and other general expenses in the STM and pet lines of business from increased premium volume, as well as increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies, partially offset by decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit line; and (ii) an increase of $2.4 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expenses and other general expenses on PFL, group term life and LTD lines of business on increased premium volume; partially offset by (iii) a decrease of $1.2 million in Corporate segment primarily due to compensation related expenses.

Income Taxes

The effective tax rate for the three months ended March 31, 2020 was 19.4% compared to 15.2% for the three months ended 2019. The lower effective tax rate in 2019 was primarily due to tax benefits associated with exercises of certain share based compensation.

AMIC and its subsidiaries have Federal net operating loss carryforwards which expire in varying amounts through the year 2034, with a significant portion expiring in 2020, and are limited in their utilization to future taxable income earned on a separate company basis. AMIC has a valuation allowance related to these net operating loss carryforwards that, in the judgment of management, are not considered realizable. No change in the valuation allowance was necessary in the three months ended March 31, 2020.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2020 or 2019.

Cash Flows

The Company had $26.2 million and $24.6 million of cash, cash equivalents and restricted cash as of March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020, operating activities provided $17.8 million of cash and investment activities utilized $11.8 million of cash, primarily the result of purchases of investment securities. Financing activities utilized $4.5 million of cash, of which $1.3 million was utilized for treasury stock purchases and $3.0 million for dividend payments.

The Company had $371.8 million of liabilities for future policy benefits and policy benefits and claims as of March 31, 2020 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2020, cash received from the maturities and other repayments of fixed maturities was $11.2 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

There were no material negative impacts on the Company’s cash flows or liquidity with regards to the COVID-19 during the first quarter of 2020. Depending on the length and severity of the outbreak, it is possible that cash flows may be negatively impacted due to increased claim activity as a result of mandated testing and treatment coverage, as well as delayed policy payments or an increase in cancelled policies due to non- payment in future reporting periods of 2020.

BALANCE SHEET

The Company had receivables due from reinsurers of $362.3 million at March 31, 2020 compared to $363.0 million at December 31, 2019. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2020.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	March 31,	December 31,
	2020	2019

Specialty Health	$41,360	$42,228
Group Disability	118,992	112,623
Individual A&H and Other	10,484	9,951

	$170,836	$164,802

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

The $.2 million increase in IHC’s stockholders' equity in the first three months of 2020 is primarily due to $4.3 million of net income attributable to IHC reduced by $3.0 million of common stock dividends declared and $1.5 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $5.4 million and gross unrealized losses of $4.0 million on its fixed maturities available-for-sale securities at March 31, 2020. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at March 31, 2020.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2020. The Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale during the three months ended March 31, 2019, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2020 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$1,149	$-	$-	$-	$1,149

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2020. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

OUTLOOK

For 2020, the Company anticipates that it will:

•Invest both our capital and efforts in continuing to develop a fully integrated direct-to-consumer (“D2C”) division, which can generate leads, has reporting systems and sales automation platforms, and licensed agents servicing products underwritten both by IHC’s carriers and other nationally recognized insurers.

•Expand our in-house capabilities through the “MarTech” acquisition we made in April, which will accelerate proprietary lead generation and direct to consumer growth.  We have rapidly expanded our portfolio of consumer touchpoints across all of our distribution channels, including web domains (www.healthinsurance.org, www.medicareresources.org, www.healthedeals.com, www.petplace.com, call centers, field agents, and social media).  This should improve our cost of sale by: (i) harnessing an in-house marketing team to drive media efficiency and effectiveness, (ii) deploying data science and AI to improve lead quality and intent; and (iii) leveraging a proprietary lead marketplace to salvage unused leads and recoup costs.

•Continue to build on our entry, in the fourth quarter of 2019, into the very large market for senior products by selling Medicare products underwritten by leading national insurance companies with respect to the 2020 Annual Enrollment Period (“AEP”).  From this successful launch with a handful of agents, we are now rapidly expanding the hiring, training and licensing of additional agents with a target of having 150 licensed call center agents Medicare Advantage and Medicare Supplement products by the beginning of the 2021 AEP (October 15, 2020 through December 7, 2020).  We also expect to increase our career agents division to 275 agents in seven offices nationally by the end of 2020. These non-salaried agents sell exclusively on the platform that we provide them, which provides a full complement of both in-house and third-party products in both the senior and non-senior markets.

•Incur considerable expenses during this ramp up. We expect to be rewarded through substantial sales of Medicare products during the 2021 AEP, which is anticipated to produce the vast majority of our Medicare sales for this year and generate significant profits for our agencies in the fourth quarter.  In addition, our carrier, Independence American, launched Medicare Supplements on April 27th of this year.  We will complement the sale of Medicare products with an impressive portfolio of supplemental insurance such as Dental, Vision, Hearing, and Hospital Indemnity with Transition Recovery and Home Care riders, designed to meet the unique needs of seniors, leveraging our deep domain knowledge and experience selling similar products to working individuals and families.  We hope to increase sales of our Extend Short-Term Medical product (which provides up to 36 months of coverage in many states) to people who are approaching age 65 by bridging the gap until they are eligible for Medicare.

•Increasingly emphasize sales by IHC Agencies of policies underwritten by non-affiliated carriers, including small group stop-loss, Affordable Care Act (“ACA”) plans and Medicare Advantage and Medicare Supplement; for which, they will receive commissions and fees for selling these products and will not bear any of the insurance risk. When they sell products for these other carriers, the IHC Agencies will record revenue based on estimated constrained lifetime values (“LTV”) representing the expected commissions to be received over the lifetime of the policies sold. As these products generally renew for multiple years, and the IHC Agencies do not have any future performance obligations with regards to the renewal process, they will record revenue at the time of sale based on our expected policy duration.  Therefore, due to the change in focus to sales of non-IHC products in 2020, particularly during AEP, we expect a significant increase in commission revenues in the fourth quarter of 2020.

•Grow individual ACA enrollments on our wholly owned Web Based Entity (WBE), INSX Cloud. When agents utilize the INSX Cloud for enrollments we earn fee income and commission. Additionally, we have specialty health plans on the site that can be sold alongside ACA plans which earn underwriting profit for our carriers.

•Expand the pet insurance division by generating at least $100 million of gross annualized pet insurance premiums by the end of 2020 with accelerating growth beyond.  This is based on several developments in 2019.  First, we now own a five percent equity interest in FIGO and are its exclusive underwriter. FIGO has entered into a marketing agreement with a nationally recognized health insurer.  Through this relationship, FIGO expects to make Independence American’s pet insurance available as a benefit option to such carrier’s business customers and their millions of employees. MetLife, which recently acquired PetFirst, has also announced that it expects to focus on pet insurance as an employee benefit.  Since Independence American is also a leading underwriter for PetFirst, we anticipate that Independence American will become a leading issuer of pet insurance in this rapidly expanding space. We are also continuing to invest in our high value domains (www.petplace.com, www.mypetinsurance.com, www.akcpetinsurance.com and www.petpartners.com) as we emphasize online sales and affinity marketing. PetPartners, our subsidiary that markets and administers pet insurance for IAIC, continues to grow through its exclusive relationship with The American Kennel Club and through new partnerships with insurance agents, employers and affinity groups.  PetPartners, which anticipates launching Android and IOS apps this year, has entered into agreements with, and is in discussions with several more, national brands to distribute our pet insurance. We are developing Android and IOS apps to purchase pet insurance through www.mypetinsurance.com.

•Continue to increase our DBL/PFL premiums. Effective January 1, 2018, Standard Security Life began selling a new PFL rider as part of our New York DBL policies.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  The New York State insurance department increased the PFL premium rate by 76% for 2020, which should increase the profitability of PFL for 2020.

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

•Continue to monitor the COVID-19 outbreak as it evolves. The duration of COVID-19 and its potential effects on our business cannot be certain, we currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods of 2020.

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid as a result of the continuing shorter duration of the investment portfolio. The short duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future. A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison

National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion.  On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and Standard Security Life and Madison National Life have submitted a response.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part our Motion to Dismiss.  Count I, which relates to the breach of contract, was denied without prejudice.  Counts II-VI were granted in part.  The Court found that an arbitration agreement, including an arbitration provision, exists between Plaintiff and Defendants.  The arbitration provision incorporates the AAA Rules, evincing clear and unmistakable evidence of the parties’ intent to have the arbitrator decide whether a given claim must be arbitrated.  Therefore, Counts II-VI were dismissed, without prejudice.  The parties were directed to proceed with arbitration. In light of this holding, the action relating to Count I, breach of Contract, was stayed and administratively closed pending the outcome of another arbitration.  On February 2, 2020, we received the TPA’s Demand for Arbitration.  We will respond accordingly.  It is the Defendants' position that this demand for a new arbitration has no impact on the Arbitration Award discussed above.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our STM, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as leads, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE.  In addition to the five lead states, 36 other states are participating in the MCE.  Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and has proactively communicated and cooperated with the applicable regulatory agencies for the MCE.  Each of these subsidiaries has also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

On July 18, 2019, each of Standard Security Life, Madison National Life and Independence American received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company.  The proposed RSAs provide for monetary amounts for compliance with the examination as well as requirements related to such subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison National Life and Independence American have exchanged correspondence regarding the proposed RSAs and are continuing to participate in confidential discussions with the insurance departments of the lead jurisdictions. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

ITEM 1A.   RISK FACTORS

Material risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 in Item 1A to Part 1 of Form 10-K have not significantly changed except for the following additional risk:

We face risks related to health epidemics, like the Coronavirus (COVID-19) that could impact our sales, operating results and financial condition.

Sales of our healthcare products, results of operations, and the overall financial condition of the Company could be adversely affected to the extent that the COVID-19 or any other epidemic or health care emergency harms the economy, our industry or the Company specifically. The COVID-19 outbreak situation is very fluid and we are closely monitoring its impact on our operations, specifically:

•Many regulators have mandated that insurers cover COVID-19 testing costs, and in some cases costs for related treatment and vaccines once they are available, as well as waiving any applicable deductible and coinsurance member payments. These mandates are primarily directed at major medical carriers, but a minority include STM insurance products.  Attempts to extend these mandates beyond STM will likely not impact our supplemental products. Additionally, some states are requiring coverage for telehealth services. Mandated extended coverage of COVID-19 claims may negatively impact the Company’s operating results, cash flows and financial condition as such extended coverage was not contemplated in the initial product pricing.  IHC’s STM plan is predominately offered in less densely populated states and specifically not sold in New York, New Jersey, Connecticut or California, which have been some of the hardest hit states for the current COVID-19 outbreak.

•Widespread unemployment due to the unprecedented state-mandated shutdowns of businesses could mean that policyholders may be unable to meet their obligations to pay premiums on our health, disability and pet policies. Additionally, some regulators have mandated that insurers provide an extended grace period for premium collection and some require payment of claims during the grace period. Some states have limited the impact to major medical insurance, while others have applied it to all policies in their states. These mandates may negatively impact the Company’s operating results and cash flows.

•Our marketing companies hiring and licensing of sales agents who sell Medicare advantage and Medicare supplement as well as other products may be delayed, as many state regulators are closed and unable to provide licensing services. This may impact the growth of the Company’s call centers and career agents, and negatively impact expected sales of these products and our financial results. Many states are allowing temporary licensure until testing is reopened and available online, which we anticipate to be in place before the end of May.

•Slower growth in STM sales as policyholders focus on acquiring coverage under special enrollments for ACA policies may temporarily negatively impact our sales of such products and our operating results.

•Higher unemployment could adversely affect our disability lines of business.

•Possible mandated coverages by regulators for other lines of business could adversely increase benefits with no increase in premiums.

•We will incur additional expenses to help expand the safety of our employees or incur additional expense to allow employees to work remotely.

•COVID-19 or any similar pandemic could increase mortality in our life products.

•The COVID-19 pandemic has also contributed to significant volatility in financial markets, including declines in equity markets, changes in interest rates and overall reduced liquidity in the investment markets.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of March 31, 2020, 1,700,999 shares were still authorized to be repurchased.

Share repurchases during the first quarter of 2020 are summarized as follows:

2020
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	1,747,101
February	5,668	$37.25	1,741,433
March	40,434	$31.19	1,700,999

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

10.10Amended and Restated Officer Employment Agreement, dated as of March 24, 2020, by and between AMIC Holdings, Inc. and Vincent Furfaro (filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed with the SEC on April 9, 2020 and incorporated herein by reference).

10.11Sale Bonus Agreement, dated July 25, 2018, by and between Independence American Holdings Corp. and Vincent Furfaro (Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.12Assignment and Assumption with Novation and Amendment of Officer Employment Agreement dated January 1, 2017 by and among Standard Security Life, AMIC Holdings, Inc. and Mr. David T. Kettig (Filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.13Sale Bonus Agreement, dated October 15, 2019, by and between Independence American Holdings Corp. and Gary J. Balzofiore (Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

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

104Cover page formatted as inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:May 8, 2020

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:May 8, 2020

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer