Form 10-Q
period 2020-06-30
INDEPENDENCE HOLDING CO
filed 2020-08-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020.

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

Yes   ☐   No  [X]

As of August 3, 2020, the registrant had 14,668,481 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$1,149	$50
Securities purchased under agreements to resell	101,417	107,157
Fixed maturities, available-for-sale	384,245	384,974
Equity securities	3,449	3,747
Other investments	11,327	15,208
Total investments	501,587	511,136

Cash and cash equivalents	21,224	21,094
Due and unpaid premiums	34,497	26,244
Due from reinsurers	359,244	362,969
Goodwill	75,949	60,165
Other assets	88,792	72,695

TOTAL ASSETS	$1,081,293	$1,054,303

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$179,777	$164,802
Future policy benefits	199,775	201,205
Funds on deposit	141,597	140,951
Unearned premiums	21,601	7,282
Other policyholders' funds	11,646	12,049
Due to reinsurers	3,640	5,016
Accounts payable, accruals and other liabilities	61,569	61,049

TOTAL LIABILITIES	619,605	592,354

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	2,364	2,237

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,705,442 and
14,864,941 shares outstanding	18,625	18,625
Paid-in capital	123,804	122,717
Accumulated other comprehensive gain	2,854	1,212
Treasury stock, at cost; 3,920,016 and 3,760,517 shares	(74,325)	(69,724)
Retained earnings	388,317	386,864

TOTAL IHC STOCKHOLDERS’ EQUITY	459,275	459,694
NONREDEEMABLE NONCONTROLLING INTERESTS	49	18

TOTAL EQUITY	459,324	459,712

TOTAL LIABILITIES AND EQUITY	$1,081,293	$1,054,303

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES:
Premiums earned	$98,691	$84,947	$194,741	$167,736
Net investment income	3,139	4,134	6,379	8,130
Fee income	4,248	3,707	8,190	7,895
Other income	652	879	1,129	4,563
Net investment gains	575	1,455	863	1,626
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	-	-	-	(646)
Portion of losses recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	(646)

	107,305	95,122	211,302	189,304

EXPENSES:
Insurance benefits, claims and reserves	54,589	44,410	108,647	87,529
Selling, general and administrative expenses	51,979	42,206	96,553	82,735

	106,568	86,616	205,200	170,264

Income before income taxes	737	8,506	6,102	19,040
Income taxes	199	1,590	1,242	3,234

Net income	538	6,916	4,860	15,806
(Income) from nonredeemable noncontrolling interests	(43)	(27)	(34)	(144)
(Income) from redeemable noncontrolling interests	(74)	(42)	(127)	(88)

NET INCOME ATTRIBUTABLE TO IHC	$421	$6,847	$4,699	$15,574

Basic income per common share	$0.03	$0.46	$0.32	$1.04

WEIGHTED AVERAGE SHARES OUTSTANDING	14,765	14,929	14,811	14,939

Diluted income per common share	$0.03	$0.46	$0.32	$1.04

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,767	14,948	14,839	15,007

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$538	$6,916	$4,860	$15,806
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, pre-tax	2,227	6,250	2,093	13,444
Tax expense on unrealized gains on available-for-sale securities	474	1,311	451	2,836
Unrealized gains on available-for-sale securities, net of taxes	1,753	4,939	1,642	10,608

Other comprehensive income, net of tax	1,753	4,939	1,642	10,608

COMPREHENSIVE INCOME, NET OF TAX	2,291	11,855	6,502	26,414

Comprehensive income, net of tax, attributable to noncontrolling interests:
(Income) from noncontrolling interests in subsidiaries	(117)	(69)	(161)	(232)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(117)	(69)	(161)	(232)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$2,174	$11,786	$6,341	$26,182

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended June 31, 2020 and 2019

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
MARCH 31, 2020	$18,625	$123,260	$1,101	$(71,196)	$388,102	$459,892	$6	$459,898

Net income					421	421	43	464
Other comprehensive
income, net of tax			1,753			1,753	-	1,753
Repurchases of common stock				(3,129)		(3,129)	-	(3,129)
Common stock dividends
($0.22 per share)					(206)	(206)	-	(206)
Share-based compensation		544				544	-	544

BALANCE AT
JUNE 30, 2020	$18,625	$123,804	$2,854	$(74,325)	$388,317	$459,275	$49	$459,324

BALANCE AT
MARCH 31, 2019	$18,625	$122,055	$(2,641)	$(65,926)	$386,164	$458,277	$2,799	$461,076

Net income					6,847	6,847	27	6,874
Other comprehensive
income, net of tax			4,939			4,939	-	4,939
Repurchases of common stock				(1,508)		(1,508)	-	(1,508)
Purchase noncontrolling interests		(1,012)				(1,012)	(2,380)	(3,392)
Distributions to noncontrolling
interests						-	(403)	(403)
Common stock dividends					7	7	-	7
Share-based compensation		543		6		549	-	549

BALANCE AT
JUNE 30, 2019	$18,625	$121,586	$2,298	$(67,428)	$393,018	$468,099	$43	$468,142

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Six Months Ended June 30, 2020 and 2019

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2019	$18,625	$122,717	$1,212	$(69,724)	$386,864	$459,694	$18	$459,712

Net income					4,699	4,699	34	4,733
Other comprehensive
income, net of tax			1,642			1,642	-	1,642
Repurchases of common stock				(4,601)		(4,601)	-	(4,601)
Distributions to noncontrolling
interests						-	(3)	(3)
Common stock dividends
($0.22 per share)					(3,246)	(3,246)	-	(3,246)
Share-based compensation		1,087				1,087	-	1,087

BALANCE AT
JUNE 30, 2020	$18,625	$123,804	$2,854	$(74,325)	$388,317	$459,275	$49	$459,324

BALANCE AT
DECEMBER 31, 2018	$18,625	$124,395	$(8,310)	$(66,392)	$380,431	$448,749	$2,682	$451,431

Net income					15,574	15,574	144	15,718
Other comprehensive
loss, net of tax			10,608			10,608	-	10,608
Repurchases of common stock				(1,599)		(1,599)	-	(1,599)
Purchase noncontrolling interests		(1,012)				(1,012)	(2,380)	(3,392)
Distributions to noncontrolling
interests						-	(403)	(403)
Common stock dividends
($0.20 per share)					(2,987)	(2,987)	-	(2,987)
Share-based compensation		(1,797)		563		(1,234)	-	(1,234)

BALANCE AT
JUNE 30, 2019	$18,625	$121,586	$2,298	$(67,428)	$393,018	$468,099	$43	$468,142

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$4,860	$15,806
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	338	682
Net amortization of purchased premium and discount in net investment income	2,175	1,767
Net investment (gains)	(863)	(1,626)
(Gain) on sale of investment	-	(3,589)
Other than-temporary-impairment losses, net	-	646
Depreciation and amortization	2,162	1,598
Other	607	3,989
Changes in assets and liabilities:
Change in insurance liabilities	27,057	16,474
Change in amounts due from reinsurers	3,725	1,490
Change in claim fund balances	574	1,788
Change in due and unpaid premiums	(8,253)	(602)
Other operating activities	(4,135)	(8,684)

Net change in cash from operating activities	28,247	29,739

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	(1,049)	1,000
Net (purchases) sales of securities under resale agreements	5,740	(26,801)
Sales of fixed maturities	36,413	68,459
Maturities and other repayments of fixed maturities	55,936	43,034
Purchases of fixed maturities	(96,353)	(108,934)
Payments to acquire business, net of cash acquired	(13,707)	(7,952)
Proceeds from sales, distributions and returns of capital from investments	87	5,117
Payments to acquire other investments	(1,250)	(3,000)
Other investing activities	(3,459)	(1,084)

Net change in cash from investing activities	(17,642)	(30,161)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(4,489)	(1,560)
Withdrawals of investment-type insurance contracts	(326)	(1,151)
Dividends paid	(6,215)	(2,242)
Purchase of noncontrolling interest	-	(4,400)
Proceeds from stock options exercised	-	44
Payments related to tax withholdings for sharebased compensation	-	(2,397)
Other financing activities	(3)	(403)

Net change in cash from financing activities	(11,033)	(12,109)

Net change in cash, cash equivalents and restricted cash	(428)	(12,531)
Cash, cash equivalents and restricted cash, beginning of year	24,631	30,807

Cash, cash equivalents and restricted cash, end of period	$24,203	$18,276

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)    Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., Independence Brokerage Group, Inc., My1HR, Inc. (“My1HR”), Torchlight Technology Group LLC (“Torchlight”) and a majority interest in PetPartners, Inc. (“PetPartners”), Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at June 30, 2020.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results to be anticipated for the entire year.

(C)   Consolidation

In June 2020, the Company recognized a pre-tax gain of $158,000 on the sale of a wholly owned subsidiary, Cook & Company Insurance Services, Inc., that is included in other income on the Condensed Consolidated Statement of Income.

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

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed for most products. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at June 30, 2020.  Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

Life Time value: The Company uses expected constrained life time values (“LTV”) representing the expected commissions to be received over the lifetime of certain policies sold, primarily Medicare Advantage products, on behalf of unaffiliated insurance carriers by IHC’s marketing agencies.

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

(F)   Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2018, the Financial Accounting Standards Board (“FASB”) issued guidance for determining whether a decision making fee is a variable interest and requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 2,000 and 28,000 shares for the three and six months ended June 30, 2020 respectively, and 19,000 and 69,000 shares for the three and six months ended June 30, 2019, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	June 30,
	2020	2019

Cash and cash equivalents	$21,224	$14,982
Restricted cash included in other assets	2,979	3,294

Total cash, cash equivalents and restricted cash	$24,203	$18,276

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	June 30, 2020
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$134,543	$3,204	$(3,002)	$134,745
CMOs – residential (1)	4,977	268	-	5,245
U.S. Government obligations	50,357	1,081	-	51,438
GSEs (2)	6,043	1	(229)	5,815
States and political subdivisions	179,672	2,853	(830)	181,695
Foreign government obligations	5,011	296	-	5,307

Total fixed maturities	$380,603	$7,703	$(4,061)	$384,245

	December 31, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$161,369	$1,832	$(1,178)	$162,023
CMOs – residential (1)	5,328	54	-	5,382
U.S. Government obligations	50,340	257	(48)	50,549
GSEs (2)	6,230	-	(107)	6,123
States and political subdivisions	153,439	1,512	(943)	154,008
Foreign government obligations	6,719	172	(2)	6,889

Total fixed maturities	$383,425	$3,827	$(2,278)	$384,974

(1)Collateralized mortgage obligations (“CMOs”).

(2)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$35,810	$36,215
Due after one year through five years	146,860	150,512
Due after five years through ten years	102,592	102,726
Due after ten years	84,322	83,733
Fixed maturities with no single maturity date	11,019	11,059

	$380,603	$384,245

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2020

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$22,615	$1,928	$18,208	$1,074	$40,823	$3,002
GSEs	-	-	5,809	229	5,809	229
States and political subdivisions	20,491	121	13,725	709	34,216	830

Fixed maturities in an
unrealized loss position	$43,106	$2,049	$37,742	$2,012	$80,848	$4,061

Number of fixed maturities in an
unrealized loss position	18		26		44

	December 31, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$18,151	$455	$32,301	$723	$50,452	$1,178
U.S. Government obligations	-	-	7,167	48	7,167	48
GSEs	-	-	6,173	107	6,173	107
States and political subdivisions	29,872	114	29,462	829	59,334	943
Foreign government obligations	-	-	1,603	2	1,603	2

Fixed maturities in an
unrealized loss position	$48,023	$569	$76,706	$1,709	$124,729	$2,278

Number of fixed maturities in an
unrealized loss position	18		43		61

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2020 and December 31, 2019 relate to investment grade securities. Management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The unrealized losses on the Company's fixed maturity securities are related to general market changes in interest rates, and/or the levels of credit spreads largely due to current market conditions relating to the COVID-19 pandemic rather than specific concerns with the issuer's ability to pay interest and repay principal. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. The fair value of these securities is expected to recover as they approach maturity and therefore the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

Net investment gains are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Realized gains (losses):
Fixed maturities available-for-sale	$72	$1,271	$1,142	$1,249

Total realized gains (losses) on debt and equity securities	72	1,271	1,142	1,249
Unrealized gains (losses) on equity securities	490	184	(297)	377

Gains (losses) on debt and equity securities	562	1,455	845	1,626
Gains (losses) on other investments	13	-	18	-

Net investment gains	$575	$1,455	$863	$1,626

For the three and six months ended June 30, 2020, the Company realized gross gains of $216,000 and $1,307,000, respectively, and gross losses of $144,000 and $165,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three and six months ended June 30, 2019, the Company realized gross gains of $1,855,000 and $1,892,000, respectively, and gross losses of $584,000 and $643,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(v) to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale.  The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first six months of 2020. The Company recognized other-than-temporary impairment losses of $0 and $646,000 on certain fixed maturities available-for-sale in the three months and six months ended June 30, 2019. The Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis

Note 5.Fair Value Disclosures

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$134,745	$-	$134,745
CMOs - residential	-	5,245	-	5,245
US Government obligations	-	51,438	-	51,438
GSEs	-	5,815	-	5,815
States and political subdivisions	-	180,262	1,433	181,695
Foreign government obligations	-	5,307	-	5,307
Total fixed maturities	-	382,812	1,433	384,245

Equity securities:
Common stocks	2,558	-	-	2,558
Nonredeemable preferred stocks	891	-	-	891
Total equity securities	3,449	-	-	3,449

Total Financial Assets	$3,449	$382,812	$1,433	$387,694

	December 31, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$162,023	$-	$162,023
CMOs - residential	-	5,382	-	5,382
US Government obligations	-	50,549	-	50,549
GSEs	-	6,123	-	6,123
States and political subdivisions	-	152,479	1,529	154,008
Foreign government obligations	-	6,889	-	6,889
Total fixed maturities	-	383,445	1,529	384,974

Equity securities:
Common stocks	2,864	-	-	2,864
Nonredeemable preferred stocks	883	-	-	883
Total equity securities	3,747	-	-	3,747

Total Financial Assets	$3,747	$383,445	$1,529	$388,721

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020		2019
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,481	$1,481	$1,664	$1,664

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(6)	(6)	(6)	(6)

Repayments and amortization of
fixed maturities	(42)	(42)	(38)	(38)

Balance at end of period	$1,433	$1,433	$1,620	$1,620

	Six Months Ended June 30,
	2020		2019
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,529	$1,529	$1,709	$1,709

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(12)	(12)	(14)	(14)

Repayments and amortization of
fixed maturities	(84)	(84)	(75)	(75)

Balance at end of period	$1,433	$1,433	$1,620	$1,620

Included in unrealized gains (losses) on available-for-sale securities, pre-tax, on the Condensed Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2020 are $(6,000) and $(12,000), respectively, of unrealized gains(losses) attributable to the change in unrealized gains (losses) related to Level 3 securities held at June 30, 2020.

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$1,149	$-	$1,149	$50	$-	$50
Securities purchased under
agreements to resell	101,417	-	101,417	107,157	-	107,157

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,641	$141,597	$-	$141,010	$140,951
Other policyholders’ funds	-	11,646	11,646	-	12,049	12,049

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

Note 6.Other Investments, Including Variable Interest Entities

Equity Method Investments

Equity income (loss) from equity method investments for the three months and six months ended June 30, 2020 was $(356,000) and $(28,000), respectively; and was $886,000 and $515,000 for the three and six months ended June 30, 2019, respectively.

In the fourth quarter of 2019, the Company impaired its investment in Ebix Health Exchange, which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the

Company’s equity investment is $0 at both June 30, 2020 and December 31, 2019. In 2020, the Company discontinued applying the equity method with regards to recording any additional equity losses. In 2019, the Company recorded $(1,121,000) and $(1,663,000), respectively, of equity income (loss) from its investment for the three months and six months ended June 30, 2019.

In 2020, the Company acquired the remaining membership units it did not already own in both the Abacus Group, LLC and in Torchlight Technology Group, both of which were previously accounted for under the equity method. See Note 7 for more information about these acquisitions.

In July 2020, the Company received a cash distribution in the amount of $3,462,000 from an equity method investment representing a final return of capital.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $5,045,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of June 30, 2020.

Related Party Transactions

At June 30, 2020 and December 31, 2019, the Company’s Condensed Consolidated Balance Sheets include $0 and $5,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $152,000 and $250,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively. The Company’s Condensed Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses of $423,000 and $899,000, for the three months and six months ended June 30, 2020, respectively,  and $525,000 and $987,000, respectively, for the same periods in 2019.

The Condensed Consolidated Statement of Income for the three months and six months ended June 30, 2020 includes premiums earned of $2,865,000 and $3,962,000, respectively, and includes and selling, general and administrative expense $864,000 and $1,197,000 respectively, related to pet insurance business produced by FIGO. Selling, general and administrative expense for the three and six months ended June 30, 2020 includes approximately $0 and $1,507,000 of expense related to the purchase of leads from an affiliated lead generation company. The affiliated company was acquired in April 2020, see Note 7. Lead costs subsequent to the acquisition are eliminated in consolidation. The three and six months ended June 30, 2019 include approximately $995,000 and $1,438,000, respectively, of expense related to the purchase of leads from this lead generation company although this entity was not an affiliate of the Company until June 2019.

Note 7.Acquisitions

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

Upon the acquisition, the Company consolidated the assets and liabilities of Abacus. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of Abacus on the Abacus Acquisition Date based on their respective fair values (in thousands):

Other assets	$350

Total identifiable assets	350

Other liabilities	575

Total liabilities	575

Net identifiable assets (liabilities) acquired	$(225)

In connection with the acquisition, the Company recorded $4,662,000 of goodwill (see Note 8). The amount of goodwill entitled to an amortization deduction for income tax purposes will be determined upon a mutually agreeable asset allocation of the acquisition consideration with the respective sellers.

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

Torchlight Technology Group LLC.

On April 15, 2020 (the "Torchlight Acquisition Date"), the Company acquired the remaining 77% membership units of Torchlight Technology Group LLC, (“Torchlight”) for a purchase price of $11,443,000 in cash and other consideration valued at $185,000. In accordance with the purchase and sale agreement, the Company will also make future incentive payments to the former owners based on the future market appreciation of IHC. These payments will be accounted for as compensation for post-combination services. The Company purchased Torchlight for its marketing technology (“MarTech”), artificial data intelligence, and consumer lead generation capabilities. In an effort to further expand our InsureTech division (comprised of Torchlight, our call centers, field and career agents, and web domains), the Company wants to be able to internally develop and deliver lead traffic opportunities in an affordable and controlled environment. The Company accounted for its prior ownership interest using the equity method. Immediately preceding the transaction, the Company determined the fair value of its equity interest to be $3,432,000 using the income approach and, as a result, recorded a gain of $519,000, which is included in other income on the Condensed Consolidated Statement of Income.

Upon the acquisition, the Company consolidated the assets and liabilities of Torchlight. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of Torchlight on the Torchlight Acquisition Date based on their respective fair values (in thousands):

Cash	$333
Intangible assets	2,700
Other assets	2,132

Total identifiable assets	5,165

Other liabilities	1,227

Total liabilities	1,227

Net identifiable assets acquired	$3,938

In connection with the acquisition, the Company recorded $11,122,000 of goodwill and $2,700,000 of intangible assets (see Note 8). The fair value of the acquired identifiable intangible assets is pending receipt of the final valuations for those assets and liabilities. The amount of goodwill and intangibles entitled to an amortization deduction for income tax purposes will be determined upon a mutually agreeable asset allocation of the acquisition consideration with the respective sellers.

Goodwill represents the synergies with our agencies. With a significant dependence on consumer and small business opportunities, our agencies require a consistent and predictable flow of lead traffic, and as a result, have meaningful synergies with the functions and deliverables that are developed at Torchlight. Before the acquisition of Torchlight, our agency was fully dependent on market traffic, which was both unpredictable in price and availability. Such restrictions would not allow for coordinated or scheduled growth. Goodwill was calculated as the sum of (i) the acquisition date fair value of total aggregate consideration transferred of $11,628,000; and (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $3,432,000; over (iii) the net identifiable assets of $3,938,000 that were acquired. The enterprise value of Torchlight was determined by an independent appraisal using a discounted cash flow model. Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

Revenue and net loss from Torchlight for the period from the Torchlight Acquisition Date to June 30, 2020 is $1,828,000 and $(564,000), respectively. The net loss is primarily related to the integration of Torchlight with the Company’s other operations.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2019 are not material and accordingly are omitted.

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill at June 30, 2020 and December 31, 2019 was $75,949,000 and $60,165,000, respectively. Of these amounts, the portion attributable to the Specialty Health segment, which includes our InsureTech division, was $71,287,000 and $60,165,000 at June 30, 2020 and December 31, 2019, respectively, and the portion attributable to the Group disability, life, DBL and PFL segment was $4,662,000 and $0, for the same periods, respectively.

As discussed in Note 7, in connection with the acquisitions of Abacus and Torchlight in 2020, the Company recorded $4,662,000 of goodwill associated with the Group disability, life, DBL and PFL segment and $11,122,000 of goodwill associated with the Specialty Health segment.

The Company has net other intangible assets of $15,970,000 and $13,379,000 at June 30, 2020 and December 31, 2019, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2020		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$12,683	$7,777	$18,753	$14,474
Domain	1,000	375	1,000	325
Software systems	2,930	468	780	332
Total finite-lived	$16,613	$8,620	$20,533	$15,131

	June 30,	December 31,
	2020	2019
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As discussed in Note 7, in connection with the acquisition of Torchlight, the Company recorded $2,700,000 of intangible assets associated with the Specialty Health segment, of which $1,200,000 represents the fair value of customer relationships being amortized over a weighted average period of 10 years, and $1,500,000 represents software technology being amortized over a weighted average period of 8 years.

In June 2020, the Company acquired TailTrax, which is an Android and IOS app that contains features valued by pet parents for $650,000 and is being amortized over a weighted average period of 3 years.

Amortization expense was $383,000 and $671,000 for the three and six months ended June 30, 2020, respectively, and was $309,000 and $668,000 for the three and six months ended June 30, 2019, respectively.

Note 9.Income Taxes

The provisions for income taxes shown in the Condensed Consolidated Statements of Income were computed by applying the effective tax rate expected to be applicable for the reporting periods. Differences between the Federal statutory income tax rate and the Company’s effective income tax rate are principally from the dividends received deduction and tax-exempt interest income, state and local income taxes, and compensation related tax provisions. In addition, the effective rate for 2020 was negatively impacted by the non-deductibility of certain expenses recorded in connection with the Regulatory Settlement Agreement discussed in Note 13, partially offset by the benefit of capital losses attributable to the sale of a subsidiary in 2020.

At December 31, 2019, AMIC Holdings, Inc. (“AMIC”) and its subsidiaries had Federal net operating loss carryforwards of approximately $114,531,000, which expire in varying amounts through the year 2034, with a significant portion expiring in 2020, and are limited in their utilization to future taxable income earned on a separate company basis. At December 31, 2019, AMIC’s valuation allowance was $17,212,000 and is related to net operating loss carryforwards that, in the judgment of management, are not considered realizable. No change in the valuation allowance was necessary in the three months or six months ended June 30, 2020.

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

	Six Months Ended June 30, 2020
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$42,228	$23,438	$80,079	$19,057	$164,802
Less: reinsurance recoverable	1,717	664	23,322	11,290	36,993
Net balance at beginning of year	40,511	22,774	56,757	7,767	127,809

Amount incurred, related to:
Current year	45,430	43,970	19,093	11,182	119,675
Prior years	(2,422)	(3,451)	(1,553)	(3,207)	(10,633)

Total incurred	43,008	40,519	17,540	7,975	109,042

Amount paid, related to:
Current year	18,722	19,252	4,010	4,979	46,963
Prior years	23,360	7,818	12,125	2,147	45,450

Total paid	42,082	27,070	16,135	7,126	92,413

Net balance at end of period	41,437	36,223	58,162	8,616	144,438
Plus: reinsurance recoverable	1,802	647	22,463	10,427	35,339
Balance at end of period	$43,239	$36,870	$80,625	$19,043	$179,777

	Six Months Ended June 30, 2019
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$38,363	$21,080	$82,222	$18,450	$160,115
Less: reinsurance recoverable	1,335	719	24,712	11,356	38,122
Net balance at beginning of year	37,028	20,361	57,510	7,094	121,993

Amount incurred, related to:
Current year	40,873	29,941	17,152	8,770	96,736
Prior years	(3,158)	(1,186)	(3,053)	(744)	(8,141)

Total incurred	37,715	28,755	14,099	8,026	88,595

Amount paid, related to:
Current year	17,666	16,188	3,340	4,450	41,644
Prior years	19,092	5,930	9,697	2,523	37,242

Total paid	36,758	22,118	13,037	6,973	78,886

Net balance at end of period	37,985	26,998	58,572	8,147	131,702
Plus: reinsurance recoverable	1,244	691	24,197	11,150	37,282
Balance at end of period	$39,229	$27,689	$82,769	$19,297	$168,984

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively.

Net favorable (unfavorable) development in the Specialty Health segment, as depicted in the tables above, is comprised of the following lines of business for the period indicated (in thousands):

	Six Months Ended
	June 30,
Specialty Health segment:	2020	2019
Short-term Medical	$286	$(29)
Occupational Accident	798	1,421
Limited Medical	241	472
Critical Illness	397	185
Group Gap	513	198
Fixed Indemnity Limited Benefit	(736)	166
Pet	450	170
All other specialty health lines	473	575

Total Specialty Health segment	$2,422	$3,158

In 2020, net favorable development in the various lines of the Specialty Health segment shown above is primarily due to better than expected claim development. Unfavorable development in the Fixed Indemnity Limited Benefit line in 2020 is primarily due to higher than expected claim severity on a small number of policies. In 2019, favorable development in the occupational accident line, in run-off, is mainly due to some claims settling for amounts less than anticipated and due to a lower level of employer liability claims than anticipated in relation to historical levels. Net favorable development in the other lines of Specialty Health business in 2019 is primarily due to better than expected claim development.

In 2020, the net favorable development in the DBL and PFL business is mainly due to due to favorable premium refund reserve adjustments in the DBL line of business. In 2019, net favorable development is primarily due to favorable DBL claims experience.

In 2020, favorable development in the group disability business is primarily due to a reduction in open claims, specifically, new claims, in the LTD line, partially offset by an increase in the overall frequency and severity of claims in the STD line. In 2019, favorable development in the group disability business is primarily due to better than expected claim development in terms of duration and net payments in the LTD business.

All other lines, primarily life and other individual health products and including our medical stop-loss business in run-off, experienced favorable development in 2020 and 2019 that is primarily related to the group term life business due to continued improvements in experience and updated assumptions for the Paid-Up Life business.

Included in the preceding rollforwards of the Company’s liability for policy benefits and claims are the policy benefits and claims activity associated with the Company’s health insurance lines. These are embedded within the Specialty Health segment. The table below summarizes the components of the change in the liability for policy benefits and claims that are specific to health insurance claims for the periods indicated (in thousands).

	Specialty Health Segment
	Health Insurance Claims
	Six Months Ended
	June 30,
	2020	2019

Balance at beginning of year	$31,259	$26,068
Less: reinsurance recoverable	1,113	851
Net balance at beginning of year	30,146	25,217

Amount incurred, related to:
Current year	23,627	25,855
Prior years	(1,184)	(1,622)

Total incurred	22,443	24,233

Amount paid, related to:
Current year	8,260	7,838
Prior years	16,382	13,157

Total paid	24,642	20,995

Net balance at end of period	27,947	28,455
Plus: reinsurance recoverable	1,406	445
Balance at end of period	$29,353	$28,900

The $27,947,000 net balance of the Company’s health insurance claims liability at June 30, 2020 shown in the table above is all IBNR plus expected development on reported claims.

Note 11.Stockholders’ Equity

Treasury Stock

In 2020, the Company repurchased 159,499 shares of its common stock for an aggregate cost of $4,601,000 and of that amount, 36,377 shares were repurchased for an aggregate cost of $982,000 pursuant to the terms of a tender offer.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Beginning balance	$1,101	$(2,641)	$1,212	$(8,310)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	1,810	5,935	2,544	11,077
Amounts reclassified from accumulated OCI	(57)	(996)	(902)	(469)
Net other comprehensive income	1,753	4,939	1,642	10,608

Ending balance	$2,854	$2,298	$2,854	$2,298

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$72	$1,271	$1,142	$1,249
Net impairment losses recognized in earnings	-	-	-	(646)

Income (loss) before income tax	72	1,271	1,142	603
Income tax expense (benefit)	15	275	240	134

Net income (loss)	$57	$996	$902	$469

Note 12.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $55,000 and $388,000 during the six months ended June 30, 2020 and 2019, respectively.

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

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion. On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award. On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and was required to file a bond for the awarded amount in order to proceed. Standard Security Life and Madison National Life submitted a response. Oral argument was held on May 28, 2020 and on July 28, 2020, the 7th Circuit upheld the district court’s decision confirming the arbitration award. The Company will actively pursue payment of the judgement in the third quarter, barring any further motions by the TPA.  Upon final notice of the award, the Company will recognize its impact in earnings.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part our Motion to Dismiss.  Count I, which relates to the breach of contract, was denied without prejudice.  Counts II-VI were granted in part.  The Court found that an arbitration agreement, including an arbitration provision, exists between Plaintiff and Defendants.  The arbitration provision incorporates the AAA Rules, evincing clear and unmistakable evidence of the parties’ intent to have the arbitrator decide whether a given claim must be arbitrated.  Therefore, Counts II-VI were dismissed, without prejudice.  The parties were directed to proceed with arbitration. In light of this holding, the action relating to Count I, breach of Contract, was stayed and administratively closed pending the outcome of another arbitration.  On February 2, 2020, we received the TPA’s Demand for Arbitration. We responded and the parties are engaged in discovery.  It is the Defendants' position that this demand for a new arbitration has no impact on the Arbitration Award discussed above.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our STM, limited medical and fixed indemnity limited health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as lead states, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE. In addition to the five lead states, 36 other states are participating in the MCE. Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and proactively communicated and cooperated with the applicable regulatory agencies for the MCE. Each of these subsidiaries also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American entered into separate Regulatory Settlement Agreements ("RSAs") on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The Company has accrued $3,660,000 for compliance with the examination as outlined in the RSAs.  For the RSAs to be effective, an additional twenty-five of the thirty‐six participating states must agree and adopt the RSAs. The managing lead states are in the process of obtaining such approvals. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

Note 14.Segment Reporting

The Insurance Group principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance.  Taxes and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments.

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Specialty Health	$51,179	$47,743	$100,185	$101,182
Group disability, life, DBL and PFL	54,324	42,914	108,242	83,043
Individual life, annuities and other (A)	490	406	808	826
Corporate	737	2,604	1,204	3,273
	106,730	93,667	210,439	188,324
Net investment gains	575	1,455	863	1,626
Net impairment losses recognized in earnings	-	-	-	(646)
Total revenues	$107,305	$95,122	$211,302	$189,304

Income before income taxes
Specialty Health (C)	$(3,876)	$2,823	$(3,724)	$12,481
Group disability, life, DBL and PFL	6,253	5,038	12,783	9,202
Individual life, annuities and other (A) (B)	(139)	(101)	(282)	(482)
Corporate	(2,076)	(709)	(3,538)	(3,141)
	162	7,051	5,239	18,060
Net investment gains	575	1,455	863	1,626
Net impairment losses recognized in earnings	-	-	-	(646)
Income before income taxes	$737	$8,506	$6,102	$19,040

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies of $176,000 and $197,000, for the three months ended June 30, 2020 and 2019, respectively, and $364,000 and $402,000, for the six months ended June 30, 2020 and 2019, respectively.

(C)The Specialty Health segment includes a charge of $3,660,000 for both the three months and six months ended June 30, 2020 related to the MCE as described in Note 13.

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

Overview

Independence Holding Company, a Delaware corporation, is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life, Madison National Life, and Independence American; and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., Independence Brokerage Group, Inc., My1HR, Torchlight, and a majority interest in PetPartners. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$107,305	$95,122	$211,302	$189,304
Expenses	106,568	86,616	205,200	170,264

Income before income taxes	737	8,506	6,102	19,040
Income taxes	199	1,590	1,242	3,234

Net income	538	6,916	4,860	15,806

(Income) from noncontrolling interests	(117)	(69)	(161)	(232)

Net income attributable to IHC	$421	$6,847	$4,699	$15,574

•Income from operations of $.03 per share, diluted, for the three months ended June 30, 2020 compared to $.46 per share, diluted, for the same period in 2019. Income from operations of $.32 per share, diluted, for the six months ended June 30, 2020 compared to $1.04 per share, diluted for the same period in 2019.

oNet income for the for the three and six months ended June 30, 2020 includes $3.7 million in expenses for compliance with the MCE related to our STM, limited medical and fixed indemnity limited benefit health insurance products for the period of January 1, 2014 through September 30, 2017, as discussed in Note 13.

oNet income for the six months ended June 30, 2019 includes $2.6 million of gain, net of tax, related to the sale of an equity investment.

•Consolidated investment yields (on an annualized basis) of 2.5% for the three and six months ended June 30, 2020, compared to 3.2% for the three and six month periods in 2019.

•Book value of $31.23 per common share at June 30, 2020 compared to $30.92 at December 31, 2019.

•Results for the first half of 2020 were not materially impacted by COVID-19. Evolving regulatory mandates for testing and treatment coverage, the length and severity of the outbreak, increased claims activity, and impacts on payment of premiums have not had a significant impact on first half results, however, we may incur additional expenses for the balance of the year relating to possible COVID-19 related claims activity and possible delayed premium payments as the full effects of the outbreak continue to unfold.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported losses before taxes of $3.9 million for the three months ended June 30, 2020 as compared to $2.8 million of income for the comparable period in 2019; and reported $3.7 million in losses before taxes for the six-month period ended June 30, 2020 compared to $12.5 million of income for the same period in 2019. The decrease in 2020 when compared to 2019 is primarily due to: (i) $3.7 million of expenses accrued for compliance with the MCE; (ii) lower premium volume in the fixed indemnity limited benefit line, which has lower loss ratios than other lines of business; (iii) increased costs related to overall infrastructure improvements in lead generation capabilities and sales automation platforms at IHC Specialty Benefits, Inc. with no meaningful increase in sales yet, and (iv) results for the comparable period in 2019 include a pre-tax gain of $3.6 million on the sale of an equity method investment;

oPremiums earned increased $2.2 million and $1.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Increases in premiums from the pet and STM lines were partially offset by decreases in premiums from fixed indemnity limited benefit, occupational accident and group gap business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Premiums Earned	$46,359	$44,173	$90,455	$89,005
Insurance Benefits, Claims & Reserves	21,566	18,084	42,257	36,749
Expenses	25,535	20,833	47,086	41,453

Loss Ratio (A)	46.5%	40.9%	46.7%	41.3%
Expense Ratio (B)	55.1%	47.2%	52.1%	46.6%
Combined Ratio (C)	101.6%	88.1%	98.8%	87.9%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe higher loss ratios in 2020 primarily reflect the broadening of the mix of business, with a higher concentration of more stable product lines with lower profit margins. The higher expense ratios in 2020 are primarily due to $3.7 million of expenses accrued for compliance with the MCE in the second quarter of 2020 as well as changes in the mix of products in the Specialty Health segment. Excluding the expenses accrued in connection with the MCE, the combined ratio would have been 93.7% and 94.7% for the three months and six months ended June 30, 2020, respectively.

•Income before taxes from the Group disability, life, DBL and PFL segment was $6.3 million and $12.8 million for the three months and six months ended June 30, 2020, respectively, compared to $5.0 million and $9.2 million for the same periods in 2019, respectively. The increase in the first six months results primarily reflects an increase in PFL profitability due to increased premium rates and favorable premium reserve adjustments in DBL, which were partially offset by higher loss ratios and unfavorable loss development in the STD line of business;

•The Individual life, annuities and other segment in run-off reported losses before income taxes of $.1 million and $.3 million for the three months and six months ended June 30, 2020, respectively, compared with losses of $.1 million and $.5 million for the three months and the six months ended June 30, 2019 respectively;

•The Corporate segment reported losses before taxes of $2.1 million and $3.5 million for the three and six months ended June 30, 2020, respectively, compared with losses of $.7 million in the three months and $3.1 million in the six months ended 2019. Results for the second quarter of 2019 include higher amounts of partnership income compared to the second quarter of 2020; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2020	2019	2020	2019

Specialty Health	$48,104	$45,732	$93,773	$91,273
Group disability, life, DBL and PFL	58,588	48,090	116,829	93,144
Individual life, annuities and other	4,788	5,781	9,630	11,122

	$111,480	$99,603	$220,232	$195,539

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2020	2019	2020	2019

Specialty Health	$46,359	$44,173	$90,455	$89,005
Group disability, life, DBL and PFL	52,319	40,763	104,265	78,706
Individual life, annuities and other	13	11	21	25

	$98,691	$84,947	$194,741	$167,736

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the six months ended June 30, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K except for the recently adopted accounting standards discussed in Note 1(F) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$46,359	746	4,074	21,566	33,489	$(3,876)
Group disability,
life, DBL and PFL	52,319	1,867	138	32,864	15,207	6,253
Individual life,
annuities and other	13	202	275	159	470	(139)
Corporate	-	324	413	-	2,813	(2,076)
Sub total	$98,691	$3,139	$4,900	$54,589	$51,979	162

Net investment gains						575
Income before income taxes						737
Income taxes						199
Net Income						$538

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,173	1,162	2,408	18,084	26,836	$2,823
Group disability,
life, DBL and PFL	40,763	2,011	140	26,026	11,850	5,038
Individual life,
annuities and other	11	319	76	300	207	(101)
Corporate	-	642	1,962	-	3,313	(709)
Sub total	$84,947	$4,134	$4,586	$44,410	$42,206	7,051

Net investment gains						1,455
Income before income taxes						8,506
Income taxes						1,590
Net Income						$6,916

Premiums Earned

In the second quarter of 2020, premiums earned increased $13.8 million over the comparable period in 2019. The increase is primarily due to: (i) an $11.6 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily as a result of a $9.4 million increase in PFL premiums due to an increase in rates, a $1.0 million increase in group term life business due to increased retentions, and a $1.2 million increase in the STD/LTD lines due to new STD business and increased LTD premium volume; and (ii) $2.2 million in increased premiums in the Specialty Health segment primarily due to increases in earned premiums from the pet and STM lines of $7.4 million and $2.3 million, respectively; partially offset by decreases of $6.1 million in the fixed indemnity limited benefit line, $.4 million in occupational accident business, and $.7 million in run off lines.

Net Investment Income

Total net investment income decreased $1.0 million. The overall annualized investment yields were 2.5% and 3.2% in the second quarter of 2020 and 2019, respectively.

Net Investment Gains

The Company had net investment gains of $.6 million in 2020 compared to $1.5 million in 2019.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $.5 million for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2020.

Other income decreased $.2 million for the three months ended June 30, 2020 from the comparable period in 2019.

Insurance Benefits, Claims and Reserves

In the second quarter of 2020, insurance benefits, claims and reserves increased $10.2 million over the comparable period in 2019. The increase is primarily attributable to: (i) an increase of $6.8 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of a $7.2 million increase in PFL benefits to policyholders (including a $5.3 million increase in the accrual for a potential risk adjustment payment associated with the New York State Department of Financial Services risk adjustment program), partially offset by a decrease of $.4 million in DBL due to premium refund reserve adjustments; and (ii) an increase of $3.5 million in the Specialty Health segment primarily due to increases of $3.6 million and $2.3 million in pet and STM claims, respectively, on higher premium volume;  partially offset by decreases of $1.3 million in the group gap line on lower loss ratios as well as favorable prior year loss development, $.4 million in group health modified indemnity reserves on lower premium, $.3 million in lower claims on dental business, and a $.3 million decrease in the fixed indemnity limited benefit line due to lower premium volume largely offset by less favorable prior year loss development.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $9.8 million over the comparable period in 2019. The increase is principally due to: (i) an increase of $6.7 million in the Specialty Health segment primarily due to $3.7 million of expenses accrued for compliance with the MCE related to our STM, limited benefit and fixed indemnity limited benefit products, as well as other  increases in commissions, administrative fees and other general expenses in the STM and pet lines of business from increased premium volume, in addition  increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies, partially offset by decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit line; and (ii) an increase of $3.3 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expenses and other general expenses on PFL, group term life and LTD lines of business on increased premium volume.

Income Taxes

The effective tax rate for the three months ended June 30, 2020 was 27.0% compared to 18.7% for the three months ended 2019. The effective rate for the second quarter of 2020 was negatively impacted by the non-deductibility of certain expenses recorded in connection with the RSA discussed in Note 13, partially offset by the benefit of capital losses attributable to the sale of a subsidiary. The effective rate in 2019 reflects the positive impact of state and local tax benefits.

AMIC and its subsidiaries have Federal net operating loss carryforwards which expire in varying amounts through the year 2034, with a significant portion expiring in 2020, and are limited in their utilization to future taxable income earned on a separate company basis. AMIC has a valuation allowance related to these net operating loss carryforwards that, in the judgment of management, are not considered realizable. No change in the valuation allowance was necessary in the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$90,455	1,489	8,241	42,257	61,652	$(3,724)
Group disability,
life, DBL and PFL	104,265	3,689	288	66,094	29,365	12,783
Individual life,
annuities and other	21	411	376	296	794	(282)
Corporate	-	790	414	-	4,742	(3,538)
Sub total	$194,741	$6,379	$9,319	$108,647	$96,553	5,239

Net investment gains						863
Income before income taxes						6,102
Income taxes						1,242
Net Income						$4,860

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$89,005	1,984	10,193	36,749	51,952	$12,481
Group disability,
life, DBL and PFL	78,706	4,030	307	50,268	23,573	9,202
Individual life,
annuities and other	25	639	162	512	796	(482)
Corporate	-	1,477	1,796	-	6,414	(3,141)
Sub total	$167,736	$8,130	$12,458	$87,529	$82,735	18,060

Net investment gains						1,626
Net impairment losses recognized in earnings						(646)
Income before income taxes						19,040
Income taxes						3,234
Net Income						$15,806

Premiums Earned

In the first six months of 2020, premiums earned increased $27.0 million over the comparable period in 2019. The increase is primarily due to: (i) a $25.6 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily as a result of a $19.6 million increase in PFL premiums due to an increase in rates, a $2.1 million increase in group term life business due to increased retentions, a $3.1 million increase in the STD/LTD lines due to new STD business and increased LTD premium volume, and   $1.1 million in new premiums in other group life business; as well as (ii) an increase of $1.5 million in the Specialty Health segment primarily due to increases in earned premiums from the pet and STM lines of $12.2 million and $3.6 million, respectively; partially offset by decreases of $12.3 million in the fixed indemnity limited benefit line, $.6 million in group gap, $.8 million in occupational accident business and $.4 million in the group health modified indemnity line.

Net Investment Income

Total net investment income decreased $1.8 million. The overall annualized investment yields were 2.5% and 3.2% in the first six months of 2020 and 2019, respectively.

Net Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $.9 million in 2020 compared to $1.6 million in 2019.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

In 2020, the Company did not recognize any other-than-temporary impairment losses on fixed maturities available-for-sale. In the first six months of 2019, the Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income increased $.3 million for the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019.

Other income decreased $3.5 million for the six months ended June 30, 2020 from the comparable period in 2019. This is primarily due to a $3.6 million pretax gain recognized on the sale of an equity investment in 2019 with no comparable amount in 2020.

Insurance Benefits, Claims and Reserves

In the first half of 2020, insurance benefits, claims and reserves increased $21.1 million over the comparable period in 2019. The increase is principally attributable to: (i) an increase of $15.8 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of a $14.8 million increase in PFL benefits to policyholders on increased premiums (including an $8.6 million increase in the accrual for a potential risk adjustment payment associated with the New York State Department of Financial Services risk adjustment program), a $5.0 million increase in benefits and claims as a result of new STD business, partially offset by $1.6 million in decreased claims on lower loss ratios in the LTD line, and $2.7 million in reductions on DBL reserves primarily due to premium refund reserve adjustments; and (ii) an increase of $5.5 million in the Specialty Health segment primarily due to increases of $6.5 million and $1.7 million in pet and STM claims, respectively, on higher premium volume; partially offset by decreases of $1.4 million in group gap on lower loss ratios and favorable prior year loss development, $.9 million in the fixed indemnity limited benefit line due to lower premium volume partially offset by less favorable prior year loss development, and $.4 million in the group health modified indemnity business which is in runoff.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $13.8 million over the comparable period in 2019. The increase is principally due to: (i) an increase of $9.7 million in the Specialty Health line of business primarily due to the $3.7 million of expenses accrued for compliance with the MCE related to our STM, limited benefit and fixed indemnity limited benefit products as well increases in commissions, administrative fees and other general expenses in the STM and pet lines of business from increased premium volume, in addition increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies, partially offset by decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit line; and (ii) an increase of $5.8 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expenses and other general expenses on PFL, group term life and LTD lines of business on increased premium volume; partially offset by (iii) a decrease of $1.7 million in the Corporate segment primarily due to compensation related expenses.

Income Taxes

The effective tax rate for the six months ended June 30, 2020 was 20.4% compared to 17.0% for the six months ended 2019. The effective rate for 2020 was negatively impacted by state and local income taxes and the non-deductibility of certain expenses recorded in connection with the RSA on the MCE discussed in Note 13, partially offset by the benefit of capital losses attributable to the sale of a subsidiary in 2020. The lower effective rate in 2019 reflects the positive impact of tax benefits associated with exercises of sharebased compensation.

AMIC and its subsidiaries have Federal net operating loss carryforwards which expire in varying amounts through the year 2034, with a significant portion expiring in 2020, and are limited in their utilization to future taxable income earned on a separate company basis. AMIC has a valuation allowance related to these net operating loss carryforwards that, in the judgment of management, are not considered realizable. No change in the valuation allowance was necessary in the six months ended June 30, 2020.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the six months ended June 30, 2020 or 2019.

Cash Flows

The Company had $24.2 million and $24.6 million of cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019, respectively.

For the six months ended June 30, 2020, operating activities provided $28.2 million of cash and investment activities utilized $17.6 million of cash, primarily the result of purchases of investment securities and $13.7 million utilized for business acquisitions. Financing activities utilized $11.0 million of cash, of which $4.5 million was utilized for treasury stock purchases and $6.2 million for dividend payments.

On April 24, 2020, IHC commenced a tender offer to purchase up to 1,000,000 shares of its common stock at a price per share of $27.00, net, to the seller in cash. On May 21, 2020, at the close of business, the offer expired and the Company accepted for purchase 36,377 shares of its common stock at $27.00 per share, for an aggregate purchase price of $982,000. The tender offer was fully funded through corporate liquidity.

The Company had $379.6 million of liabilities for future policy benefits and policy benefits and claims as of June 30, 2020 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2020, cash received from the maturities and other repayments of fixed maturities was $55.9 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

There were no material negative impacts on the Company’s cash flows or liquidity with regards to COVID-19 during the first half of 2020. Depending on the length and severity of the outbreak, it is possible that cash flows may be negatively impacted due to increased claim activity as a result of mandated testing and treatment coverage, as well as delayed policy payments or an increase in cancelled policies due to non- payment in future reporting periods of 2020.

BALANCE SHEET

The Company had receivables due from reinsurers of $359.2 million at June 30, 2020 compared to $363.0 million at December 31, 2019. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2020.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2020	2019

Specialty Health	$43,238	$42,228
Group Disability	126,554	112,623
Individual A&H and Other	9,985	9,951

	$179,777	$164,802

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

The $.4 million decrease in IHC’s stockholders' equity in the first six months of 2020 is primarily due to $4.6 million of treasury stock purchases and $3.2 million of common stock dividends, partially offset by $4.7 million of net income attributable to IHC and $1.6 million of other comprehensive income attributable to IHC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $7.7 million and gross unrealized losses of $4.1 million on its fixed maturities available-for-sale securities at June 30, 2020. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at June 30, 2020.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2020. The Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale during the six months ended June 30, 2019, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2020 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$442	$1,360	$-	$-	$1,782

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2020. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

OUTLOOK

For the balance of 2020, the Company anticipates that it will continue to:

•Invest both our capital and efforts in continuing to develop a fully integrated direct-to-consumer (“D2C”) division, which can generate leads, has reporting systems and sales automation platforms, and licensed agents servicing products underwritten both by IHC’s carriers and other nationally recognized insurers.

•Expand our in-house capabilities through the “MarTech” acquisition we made in April, which will accelerate proprietary lead generation and direct to consumer growth.  We have rapidly expanded our portfolio of consumer touchpoints across all of our distribution channels, including web domains (www.healthinsurance.org, www.medicareresources.org, www.healthedeals.com, www.petplace.com, call centers, field agents, and social media).  This should improve our cost of sale by: (i) harnessing an in-house marketing team to drive media efficiency and effectiveness, (ii) deploying data science and artificial intelligence (“AI”) to improve lead quality and intent; and (iii) leveraging a proprietary lead marketplace to salvage unused leads and recoup costs.

•Expand the insurance division by generating at least $100 million of gross annualized pet insurance premiums or over 170,000 pets by the end of 2020 with accelerating growth beyond.  We continue to see very strong demand for pet insurance resulting from record adoptions and breeder sales as pet parents are seeking the comfort of dog and cat companions in these difficult times. To this end, PetPartners continues to experience a significant increase in sales as a result of increased registrations with its exclusive relationship with American Kennel Club (“AKC”) and PetPartners’ efforts to increase insurance conversions through enhanced technology and direct marketing.  PetPartners has purchased the TailTrax app and remains on track to relaunch this state-of-the-art technology with a full suite of insurance self-service capabilities to the Android and IOS app stores by September 1st.  This app will also contain features that we believe will be very attractive to AKC breeders and pet parents who wish to keep in touch with their breeder and litter mates.  PetPartners is also coming to market with several white label distribution deals and has significantly increased its investment in marketing outreach to pet parents under the PetParners brand.  We believe these initiatives will continue to accelerate PetPartners’ insured pets.  Our other pet distributors continue to show accelerating growth as they move business to one of our carriers, Independence American.  www.petplace.com continues to see meaningful growth in website traffic.

•Experience meaningful growth in our other pet distribution where Independence American services as the underwriter. As previously reported, we now own a five percent equity interest in FIGO and are its exclusive underwriter. FIGO has entered into a marketing agreement with a nationally recognized health insurer.  Through this relationship, FIGO expects to make Independence American’s pet insurance available as a benefit option to such carrier’s business customers and their millions of employees. MetLife, which recently acquired PetFirst, has also announced that it expects to focus on pet insurance as an employee benefit.  Since Independence American is the exclusive underwriter for new MetLife sales, we anticipate that Independence American will become a leading issuer of pet insurance in this rapidly expanding space.

•Build on our entry, in the fourth quarter of 2019, into the very large market for senior products by selling Medicare products underwritten by leading national insurance companies with respect to the 2020 Annual Enrollment Period (“AEP”).  We have invested a considerable amount of capital entering the senior market, which is growing by an estimated 10,000 people per day.  We have enhanced our SalesForce CRM platform, as well as our producer licensing, consumer and web-based enrollment systems. We continue to build our MarTech infrastructure through AI data science, and automated remarketing among other capabilities to generate high-intent leads. In conjunction with continuously increasing our proficiency in efficiently generating leads, we are actively working to hire, train and license additional senior-focused customer care center agents. We currently have 141 licensed agents focused primarily on the senior market, and we are striving to increase that number by the 2021 AEP, which commences October 15, 2020.  Since these agents are working remotely, the work-from-home model will allow us to significantly ramp up the number of agents by the 2022 AEP, and our MarTech platform can be readily scaled to supply all of the necessary leads.  In addition, Independence American has either launched, or will soon launch, its Medicare Supplement product in twenty-nine states (with at least 30 states expected by the 2021 AEP).  This will be a compelling proprietary product offering in our impressive portfolio of senior products.  We expect this product to be priced very competitively as we deployed a series of a sophisticated buyer propensity, lifetime value and health models to develop it through collaboration among Independence American, our MarTech division and a leading Med Supp carrier and reinsurer.

•Increasingly emphasize sales by IHC Agencies of policies underwritten by non-affiliated carriers, including small group stop-loss, Affordable Care Act (“ACA”) plans and Medicare Advantage and Medicare Supplement; for which, they will receive commissions and fees for selling these products and will not bear any of the insurance risk. When they sell products for these other carriers, the IHC Agencies will record revenue based on estimated constrained lifetime values (“LTV”) representing the expected commissions to be received over the lifetime of the policies sold. As these products generally renew for multiple years, and the IHC Agencies do not have any future performance obligations with regards to the renewal process, they will record revenue at the time of sale based on our expected policy duration.  Therefore, due to the change in focus to sales of non-IHC products in 2020, particularly during AEP, we expect a significant increase in commission revenues in the fourth quarter of 2020. When we do sell our products instead of ACA, we are focusing on our “cover me to open enrollment” Short-Term Medical product (which provides up to 36 months of coverage in many states), which provides coverage from the day of sale to January 1st of the following year.  This allows insureds the option of moving to an ACA plan during an open enrollment period without having to pay for days of coverage they don’t need.

•Grow the number of agents using on our wholly owned Web Based Entity (“WBE”), INSX Cloud to do individual ACA enrollments. When agents utilize the INSX Cloud for enrollments we earn fee income and commission. Additionally, we have specialty health plans on the site that can be enrolled at the same time as the ACA plans which earn underwriting profit for IHC carriers and commission override for the agency.

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

•Continue to monitor the COVID-19 outbreak as it evolves. The duration of COVID-19 and its potential effects on our business cannot be certain, we currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods of 2020. During unprecedented times of uncertainty and high unemployment surrounding the COVID-19 pandemic, we have fully transitioned our existing sales teams to work from home. Our customer facing agents have transitioned to a full-time work at home model, and with the implementation of enhanced technology solutions, we have not identified any material impact to agent productivity. In fact, our accelerated deployment of technology improvements in the areas of training, CRM, and prospect scoring, has positioned us to gain efficiencies during the upcoming annual enrollment periods.

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

On May 21, 2020, IHC purchased 36,377 shares pursuant to a tender offer to purchase up to 1,000,000 shares of its common stock at a price per share of $27.00, net, to the seller in cash. The number of shares purchased in the tender offer represented approximately .2% of the 14,785,565 shares of IHC common stock outstanding prior to the commencement of the tender offer and a gross aggregate purchase price of $1.0 million. The tender offer was fully funded out of corporate liquidity.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion.  On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and was required to file a bond for the awarded amount in order to proceed. Standard Security Life and Madison National Life submitted a response.   Oral argument was held on May 28, 2020 and on July 28, 2020, the 7th Circuit upheld the district court’s decision confirming the arbitration award. The Company will actively pursue payment of the judgement in the third quarter, barring any further motions by the TPA.  Upon final notice of the award, the Company will recognize its impact in earnings.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss. On October 16, 2019, the Court granted in part and denied in part our Motion to Dismiss.  Count I, which relates to the breach of contract, was denied without prejudice.  Counts II-VI were granted in part.  The Court found that an arbitration agreement, including an arbitration provision, exists between Plaintiff and Defendants.  The arbitration provision incorporates the AAA Rules, evincing clear and unmistakable evidence of the parties’ intent to have the arbitrator decide whether a given claim must be arbitrated.  Therefore, Counts II-VI were dismissed, without prejudice.  The parties were directed to proceed with arbitration. In light of this holding, the action relating to Count I, breach of Contract, was stayed and administratively closed pending the outcome of another arbitration. On February 2, 2020, we received the TPA’s Demand for Arbitration. We responded and the parties are engaged in discovery.  It is the Defendants' position that this demand for a new arbitration has no impact on the Arbitration Award discussed above.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our STM, limited medical and fixed indemnity limited health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as lead states, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE. In addition to the five lead states, 36 other states are participating in the MCE. Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and proactively communicated and cooperated with the applicable regulatory agencies for the MCE. Each of these subsidiaries also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American entered into separate Regulatory Settlement Agreements ("RSAs") on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The Company has accrued $3,660,000 for compliance with the examination as outlined in the RSAs.  For the RSAs to be effective, an additional twenty-five of the thirty‐six participating states must agree and adopt the RSAs. The managing lead states are in the process of obtaining such approvals. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tender Offer

On April 24, 2020, IHC commenced a tender offer to purchase up to 1,000,000 shares of its common stock at a price per share of $27.00, net, to the seller in cash. On May 21, 2020, at the close of business, the offer expired and the Company accepted for purchase 36,377 shares of its common stock at $27.00 per share, for an aggregate purchase price of $982,000.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of June 30, 2020, 1,623,979 shares were still authorized to be repurchased.

Share repurchases during the second quarter of 2020 are summarized as follows:

2020
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	33,274	$25.49	1,700,999
May	-	$-	1,667,725
June	43,746	$29.70	1,623,979

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:August 7, 2020

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:August 7, 2020

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer