Form 10-Q
period 2020-09-30
INDEPENDENCE HOLDING CO
filed 2020-11-06
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020.

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

Yes   ☐   No  [X]

As of November 4, 2020, the registrant had 14,637,850 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$1,133	$50
Securities purchased under agreements to resell	78,313	107,157
Fixed maturities, available-for-sale	419,284	384,974
Equity securities	3,760	3,747
Other investments	8,068	15,208
Total investments	510,558	511,136

Cash and cash equivalents	21,677	21,094
Due and unpaid premiums	29,096	26,244
Due from reinsurers	357,635	362,969
Goodwill	75,891	60,165
Other assets	84,730	72,695

TOTAL ASSETS	$1,079,587	$1,054,303

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$174,114	$164,802
Future policy benefits	199,195	201,205
Funds on deposit	141,212	140,951
Unearned premiums	15,865	7,282
Other policyholders' funds	11,693	12,049
Due to reinsurers	3,432	5,016
Accounts payable, accruals and other liabilities	64,403	61,049

TOTAL LIABILITIES	609,914	592,354

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	2,413	2,237

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,645,658 and
14,864,941 shares outstanding	18,625	18,625
Paid-in capital	124,354	122,717
Accumulated other comprehensive gain	3,918	1,212
Treasury stock, at cost; 3,979,800 and 3,760,517 shares	(76,686)	(69,724)
Retained earnings	397,005	386,864

TOTAL IHC STOCKHOLDERS’ EQUITY	467,216	459,694
NONREDEEMABLE NONCONTROLLING INTERESTS	44	18

TOTAL EQUITY	467,260	459,712

TOTAL LIABILITIES AND EQUITY	$1,079,587	$1,054,303

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES:
Premiums earned	$100,124	$86,453	$294,865	$254,189
Net investment income	2,793	3,964	9,172	12,094
Fee income	3,872	2,938	12,062	10,833
Other income	6,361	880	7,490	5,443
Net investment gains	70	930	933	2,556
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	-	-	-	(646)
Portion of losses recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	(646)

	113,220	95,165	324,522	284,469

EXPENSES:
Insurance benefits, claims and reserves	49,827	41,398	158,474	128,927
Selling, general and administrative expenses	52,684	44,348	149,237	127,083

	102,511	85,746	307,711	256,010

Income before income taxes	10,709	9,419	16,811	28,459
Income taxes	1,977	3,248	3,219	6,482

Net income	8,732	6,171	13,592	21,977
(Income) loss from nonredeemable noncontrolling interests	5	14	(29)	(130)
(Income) from redeemable noncontrolling interests	(49)	(43)	(176)	(131)

NET INCOME ATTRIBUTABLE TO IHC	$8,688	$6,142	$13,387	$21,716

Basic income per common share	$0.59	$0.41	$0.91	$1.46

WEIGHTED AVERAGE SHARES OUTSTANDING	14,670	14,879	14,763	14,919

Diluted income per common share	$0.59	$0.41	$0.90	$1.45

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,720	14,941	14,799	14,985

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$8,732	$6,171	$13,592	$21,977
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, pre-tax	1,351	1,636	3,444	15,080
Tax expense on unrealized gains on available-for-sale securities	287	347	738	3,183
Unrealized gains on available-for-sale securities, net of taxes	1,064	1,289	2,706	11,897

Other comprehensive income, net of tax	1,064	1,289	2,706	11,897

COMPREHENSIVE INCOME, NET OF TAX	9,796	7,460	16,298	33,874

Comprehensive income, net of tax, attributable to noncontrolling interests:
(Income) from noncontrolling interests in subsidiaries	(44)	(29)	(205)	(261)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(44)	(29)	(205)	(261)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$9,752	$7,431	$16,093	$33,613

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended September 30, 2020 and 2019

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
JUNE 30, 2020	$18,625	$123,804	$2,854	$(74,325)	$388,317	$459,275	$49	$459,324

Net income					8,688	8,688	(5)	8,683
Other comprehensive
income, net of tax			1,064			1,064	-	1,064
Repurchases of common stock				(2,452)		(2,452)	-	(2,452)
Share-based compensation		550		91		641	-	641

BALANCE AT
SEPTEMBER 30, 2020	$18,625	$124,354	$3,918	$(76,686)	$397,005	$467,216	$44	$467,260

BALANCE AT
JUNE 30, 2019	$18,625	$121,586	$2,298	$(67,428)	$393,018	$468,099	$43	$468,142

Net income					6,142	6,142	(14)	6,128
Other comprehensive
income, net of tax			1,289			1,289	-	1,289
Repurchases of common stock				(2,318)		(2,318)	-	(2,318)
Share-based compensation		635		42		677	-	677

BALANCE AT
SEPTEMBER 30, 2019	$18,625	$122,221	$3,587	$(69,704)	$399,160	$473,889	$29	$473,918

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Nine Months Ended September 30, 2020 and 2019

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2019	$18,625	$122,717	$1,212	$(69,724)	$386,864	$459,694	$18	$459,712

Net income					13,387	13,387	29	13,416
Other comprehensive
income, net of tax			2,706			2,706	-	2,706
Repurchases of common stock				(7,053)		(7,053)	-	(7,053)
Distributions to noncontrolling
interests						-	(3)	(3)
Common stock dividends
($0.22 per share)					(3,246)	(3,246)	-	(3,246)
Share-based compensation		1,637		91		1,728	-	1,728

BALANCE AT
SEPTEMBER 30, 2020	$18,625	$124,354	$3,918	$(76,686)	$397,005	$467,216	$44	$467,260

BALANCE AT
DECEMBER 31, 2018	$18,625	$124,395	$(8,310)	$(66,392)	$380,431	$448,749	$2,682	$451,431

Net income					21,716	21,716	130	21,846
Other comprehensive
loss, net of tax			11,897			11,897	-	11,897
Repurchases of common stock				(3,917)		(3,917)	-	(3,917)
Purchase noncontrolling interests		(1,012)				(1,012)	(2,380)	(3,392)
Distributions to noncontrolling
interests						-	(403)	(403)
Common stock dividends
($0.20 per share)					(2,987)	(2,987)	-	(2,987)
Share-based compensation		(1,162)		605		(557)	-	(557)

BALANCE AT
SEPTEMBER 30, 2019	$18,625	$122,221	$3,587	$(69,704)	$399,160	$473,889	$29	$473,918

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$13,592	$21,977
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	900	894
Net amortization of purchased premium and discount in net investment income	3,402	2,640
Net investment gains	(933)	(2,556)
Gain on sale of investment	-	(3,589)
Other than-temporary-impairment losses, net	-	646
Depreciation and amortization	3,359	2,386
Provision for bad debt on note receivable	-	1,214
Other	2,070	5,576
Changes in assets and liabilities:
Change in insurance liabilities	14,670	3,511
Change in amounts due from reinsurers	5,334	4,058
Change in claim fund balances	751	1,577
Change in due and unpaid premiums	(2,852)	(111)
Other operating activities	(2,508)	(6,816)

Net change in cash from operating activities	37,785	31,407

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	(1,049)	1,000
Net (purchases) sales of securities under resale agreements	28,844	(44,815)
Sales of fixed maturities	39,388	111,695
Maturities and other repayments of fixed maturities	96,964	57,087
Purchases of fixed maturities	(170,088)	(139,531)
Payments to acquire business, net of cash acquired	(13,707)	(7,952)
Proceeds from sales, distributions and returns of capital from investments	87	5,117
Payments to acquire other investments	(1,250)	(3,000)
Other investing activities	(4,085)	(2,393)

Net change in cash from investing activities	(24,896)	(22,792)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(6,882)	(3,923)
Withdrawals of investment-type insurance contracts	(464)	(1,376)
Dividends paid	(6,215)	(5,225)
Purchase of noncontrolling interest	-	(4,400)
Proceeds from stock options exercised	179	163
Payments related to tax withholdings for sharebased compensation	(81)	(2,397)
Other financing activities	(4)	(403)

Net change in cash from financing activities	(13,467)	(17,561)

Net change in cash, cash equivalents and restricted cash	(578)	(8,946)
Cash, cash equivalents and restricted cash, beginning of year	24,631	30,807

Cash, cash equivalents and restricted cash, end of period	$24,053	$21,861

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

Geneve Corporation, a financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at September 30, 2020.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be anticipated for the entire year.

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

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed for most products. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at September 30, 2020.  Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

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

Recently Issued Accounting Standards Not Yet Adopted

In October 2020, the FASB issued guidance to clarify that when determining the premium amortization period on purchased callable debt securities, an entity should reevaluate callable debt securities that have multiple call dates each reporting period. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 50,000 and 36,000 shares for the three and nine months ended September 30, 2020 respectively, and 62,000 and 66,000 shares for the three and nine months ended September 30, 2019, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	September 30,
	2020	2019

Cash and cash equivalents	$21,677	$17,824
Restricted cash included in other assets	2,376	4,037

Total cash, cash equivalents and restricted cash	$24,053	$21,861

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	September 30, 2020
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$175,269	$3,625	$(3,020)	$175,874
CMOs – residential (1)	4,718	275	-	4,993
U.S. Government obligations	50,365	967	-	51,332
GSEs (2)	5,948	-	(152)	5,796
States and political subdivisions	173,032	3,632	(608)	176,056
Foreign government obligations	4,959	274	-	5,233

Total fixed maturities	$414,291	$8,773	$(3,780)	$419,284

	December 31, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$161,369	$1,832	$(1,178)	$162,023
CMOs – residential (1)	5,328	54	-	5,382
U.S. Government obligations	50,340	257	(48)	50,549
GSEs (2)	6,230	-	(107)	6,123
States and political subdivisions	153,439	1,512	(943)	154,008
Foreign government obligations	6,719	172	(2)	6,889

Total fixed maturities	$383,425	$3,827	$(2,278)	$384,974

(1)Collateralized mortgage obligations (“CMOs”).

(2)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$35,343	$35,734
Due after one year through five years	182,202	186,854
Due after five years through ten years	114,132	114,533
Due after ten years	71,949	71,375
Fixed maturities with no single maturity date	10,665	10,788

	$414,291	$419,284

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2020

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$59,414	$2,040	$12,971	$980	$72,385	$3,020
GSEs	-	-	5,791	152	5,791	152
States and political subdivisions	16,110	168	10,132	440	26,242	608

Fixed maturities in an
unrealized loss position	$75,524	$2,208	$28,894	$1,572	$104,418	$3,780

Number of fixed maturities in an
unrealized loss position	27		20		47

	December 31, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$18,151	$455	$32,301	$723	$50,452	$1,178
U.S. Government obligations	-	-	7,167	48	7,167	48
GSEs	-	-	6,173	107	6,173	107
States and political subdivisions	29,872	114	29,462	829	59,334	943
Foreign government obligations	-	-	1,603	2	1,603	2

Fixed maturities in an
unrealized loss position	$48,023	$569	$76,706	$1,709	$124,729	$2,278

Number of fixed maturities in an
unrealized loss position	18		43		61

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2020 and December 31, 2019 relate to investment grade securities. Management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The unrealized losses on the Company's fixed maturity securities are related to general market changes in interest rates, and/or the levels of credit spreads largely due to current market conditions relating to the COVID-19 pandemic rather than specific concerns with the issuer's ability to pay interest and repay principal. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. The fair value of these securities is expected to recover as they approach maturity and therefore the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

Net investment gains are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Realized gains (losses):
Fixed maturities available-for-sale	$(241)	$895	$901	$2,144

Total realized gains (losses) on debt and equity securities	(241)	895	901	2,144
Unrealized gains (losses) on equity securities	311	35	14	412

Gains (losses) on debt and equity securities	70	930	915	2,556
Gains (losses) on other investments	-	-	18	-

Net investment gains	$70	$930	$933	$2,556

For the three and nine months ended September 30, 2020, the Company realized gross gains of $47,000 and $1,354,000, respectively, and gross losses of $288,000 and $453,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three and nine months ended September 30, 2019, the Company realized gross gains of $1,143,000 and $3,035,000, respectively, and gross losses of $248,000 and $891,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(v) to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale.  The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first nine months of 2020. The Company recognized other-than-temporary impairment losses of $0 and $646,000 on certain fixed maturities available-for-sale in the three months and nine months ended September 30, 2019 as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$175,874	$-	$175,874
CMOs - residential	-	4,993	-	4,993
US Government obligations	-	51,332	-	51,332
GSEs	-	5,796	-	5,796
States and political subdivisions	-	174,671	1,385	176,056
Foreign government obligations	-	5,233	-	5,233
Total fixed maturities	-	417,899	1,385	419,284

Equity securities:
Common stocks	2,907	-	-	2,907
Nonredeemable preferred stocks	853	-	-	853
Total equity securities	3,760	-	-	3,760

Total Financial Assets	$3,760	$417,899	$1,385	$423,044

	December 31, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$162,023	$-	$162,023
CMOs - residential	-	5,382	-	5,382
US Government obligations	-	50,549	-	50,549
GSEs	-	6,123	-	6,123
States and political subdivisions	-	152,479	1,529	154,008
Foreign government obligations	-	6,889	-	6,889
Total fixed maturities	-	383,445	1,529	384,974

Equity securities:
Common stocks	2,864	-	-	2,864
Nonredeemable preferred stocks	883	-	-	883
Total equity securities	3,747	-	-	3,747

Total Financial Assets	$3,747	$383,445	$1,529	$388,721

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020		2019
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,433	$1,433	$1,620	$1,620

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(5)	(5)	(6)	(6)

Repayments and amortization of
fixed maturities	(43)	(43)	(39)	(39)

Balance at end of period	$1,385	$1,385	$1,575	$1,575

	Nine Months Ended September 30,
	2020		2019
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,529	$1,529	$1,709	$1,709

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(17)	(17)	(20)	(20)

Repayments and amortization of
fixed maturities	(127)	(127)	(114)	(114)

Balance at end of period	$1,385	$1,385	$1,575	$1,575

Included in unrealized gains (losses) on available-for-sale securities, pre-tax, on the Condensed Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2020 are $(5,000) and $(17,000), respectively, of unrealized gains(losses) attributable to the change in unrealized gains (losses) related to Level 3 securities held at September 30, 2020.

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$1,133	$-	$1,133	$50	$-	$50
Securities purchased under
agreements to resell	78,313	-	78,313	107,157	-	107,157

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,251	$141,212	$-	$141,010	$140,951
Other policyholders’ funds	-	11,693	11,693	-	12,049	12,049

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

Note 6.Other Investments, Including Variable Interest Entities

Equity Method Investments

Equity income (loss) from equity method investments for the three months and nine months ended September 30, 2020 was $204,000 and $176,000, respectively; and was $656,000 and $1,171,000 for the three and nine months ended September 30, 2019, respectively.

In the fourth quarter of 2019, the Company impaired its investment in Ebix Health Exchange, which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the

Company’s equity investment is $0 at both September 30, 2020 and December 31, 2019. In 2020, the Company discontinued applying the equity method with regards to recording any additional equity losses. In 2019, the Company recorded $(406,000) and $(2,069,000), respectively, of equity income (loss) from its investment for the three months and nine months ended September 30, 2019.

In 2020, the Company acquired the remaining membership units it did not already own in both the Abacus Group, LLC and in Torchlight Technology Group, both of which were previously accounted for under the equity method. See Note 7 for more information about these acquisitions.

In July 2020, the Company received a cash distribution in the amount of $3,462,000 from an equity method investment representing a final return on investment.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $1,788,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of September 30, 2020.

Related Party Transactions

At September 30, 2020 and December 31, 2019, the Company’s Condensed Consolidated Balance Sheets include $0 and $5,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $131,000 and $250,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively. The Company’s Condensed Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses of $407,000 and $1,306,000, for the three months and nine months ended September 30, 2020, respectively,  and $621,000 and $1,608,000, respectively, for the same periods in 2019.

The Condensed Consolidated Statement of Income for the three months and nine months ended September 30, 2020 includes premiums earned of $4,873,000 and $8,835,000, respectively, and includes and selling, general and administrative expense $1,472,000 and $2,669,000 respectively, related to pet insurance business produced by FIGO. Selling, general and administrative expense for the three and nine months ended September 30, 2020 also includes approximately $0 and $1,507,000 of expense related to the purchase of leads from an affiliated lead generation company. The affiliated lead generation company was acquired in April 2020, see Note 7. Lead costs subsequent to the acquisition are eliminated in consolidation. The three and nine months ended September 30, 2019 include approximately $3,104,000 and $4,542,000, respectively, of expense related to the purchase of leads from this lead generation company although this entity was not an affiliate of the Company until June 2019.

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

Torchlight Technology Group LLC.

On April 15, 2020 (the "Torchlight Acquisition Date"), the Company acquired the remaining 77% membership units of Torchlight Technology Group LLC, (“Torchlight”) for a purchase price of $11,443,000 in cash. In accordance with the purchase and sale agreement, the Company will also make future incentive payments to the former owners and certain employees based on the future market appreciation of IHC. These payments will be accounted for as compensation for post-combination services. The Company purchased Torchlight for its marketing technology (“MarTech”), artificial data intelligence, and consumer lead generation capabilities. In an effort to further expand our InsureTech division (comprised of Torchlight, our call centers, field and career agents, and web domains), the Company wants to be able to internally develop and deliver lead traffic opportunities in an affordable and controlled environment. The Company accounted for its prior ownership interest using the equity method. Immediately preceding the transaction, the Company determined the fair value of its equity interest to be $3,432,000 using the income approach and, as a result, recorded a gain of $519,000, which is included in other income on the Condensed Consolidated Statement of Income.

Upon the acquisition, the Company consolidated the assets and liabilities of Torchlight. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of Torchlight on the Torchlight Acquisition Date based on their respective fair values (in thousands):

Cash	$333
Intangible assets	2,700
Other assets	2,132

Total identifiable assets	5,165

Other liabilities	1,354

Total liabilities	1,354

Net identifiable assets acquired	$3,811

In connection with the acquisition, the Company recorded $11,064,000 of goodwill and $2,700,000 of intangible assets (see Note 8). The fair value of the acquired identifiable intangible assets is pending receipt of the final valuations for those assets and liabilities. The amount of goodwill and intangibles entitled to an amortization deduction for income tax purposes will be determined upon a mutually agreeable asset allocation of the acquisition consideration with the respective sellers.

Goodwill represents the synergies with our agencies. With a significant dependence on consumer and small business opportunities, our agencies require a consistent and predictable flow of lead traffic, and as a result, have meaningful synergies with the functions and deliverables that are developed at Torchlight. Before the acquisition of Torchlight, our agency was fully dependent on market traffic, which was both unpredictable in price and availability. Such restrictions would not allow for coordinated or scheduled growth. Goodwill was calculated as the sum of (i) the acquisition date fair value of total aggregate consideration transferred of $11,443,000; and (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $3,432,000; over (iii) the net identifiable assets of $3,811,000 that were acquired. The enterprise value of Torchlight was determined by an independent appraisal using a discounted cash flow model. Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

Revenue and net loss from Torchlight for the period from the Torchlight Acquisition Date to September 30, 2020 is $3,920,000 and $(1,815,000), respectively. The net loss is primarily related to the integration of Torchlight with the Company’s other operations.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2019 are not material and accordingly are omitted.

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill at September 30, 2020 and December 31, 2019 was $75,891,000 and $60,165,000, respectively. Of these amounts, the portion attributable to the Specialty Health segment, which includes our InsureTech division, was $71,229,000 and $60,165,000 at September 30, 2020 and December 31, 2019, respectively, and the portion attributable to the Group disability, life, DBL and PFL segment was $4,662,000 and $0, for the same periods, respectively.

As discussed in Note 7, in connection with the acquisitions of Abacus and Torchlight in 2020, the Company recorded $4,662,000 of goodwill associated with the Group disability, life, DBL and PFL segment and $11,064,000 of goodwill associated with the Specialty Health segment.

The Company has net other intangible assets of $15,558,000 and $13,379,000 at September 30, 2020 and December 31, 2019, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2020		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$12,683	$8,025	$18,753	$14,474
Domain	1,000	400	1,000	325
Software systems	2,930	607	780	332
Total finite-lived	$16,613	$9,032	$20,533	$15,131

	September 30,	December 31,
	2020	2019
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

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

Amortization expense was $412,000 and $1,083,000 for the three and nine months ended September 30, 2020, respectively, and was $308,000 and $976,000 for the three and nine months ended September 30, 2019, respectively.

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

At December 31, 2019, AMIC Holdings, Inc. (“AMIC”) and its subsidiaries had Federal net operating loss carryforwards of approximately $114,531,000, expiring in varying amounts through the year 2034, a significant portion if which expired in 2020, and were limited in their utilization to future taxable income earned on a separate company basis. At December 31, 2019, AMIC’s valuation allowance was $17,212,000 and was related to net operating loss carryforwards that, in the judgment of management, were not considered realizable. A significant portion of these Federal net operating loss carryforwards, and the corresponding valuation allowances, expired in 2020. At September 30, 2020, AMIC and its subsidiaries have available Federal net operating loss carryforwards of approximately $45,584,000 that primarily expire in 2021.

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

The New York State Department of Taxation and Finance has selected the Company’s 2015 and 2016 NYS returns for audit.

Note 10.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated incurred but not reported (“IBNR”) reserves related to the Company’s short-duration contracts. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands). Amounts incurred below do not include expenses for policy benefits and costs incurred for the Company’s life, annuity and other long-duration contracts. In addition, certain loss adjustment expenses related to short-duration contracts that are included in amounts incurred below are classified as selling general and administrative expenses on the Condensed Consolidated Statements of Income.

	Nine Months Ended September 30, 2020
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$42,228	$23,438	$80,079	$19,057	$164,802
Less: reinsurance recoverable	1,717	664	23,322	11,290	36,993
Net balance at beginning of year	40,511	22,774	56,757	7,767	127,809

Amount incurred, related to:
Current year	67,352	62,204	26,865	15,494	171,915
Prior years	(4,009)	(3,467)	(2,998)	(3,284)	(13,758)

Total incurred	63,343	58,737	23,867	12,210	158,157

Amount paid, related to:
Current year	36,780	31,040	7,787	9,227	84,834
Prior years	25,554	18,974	15,630	2,256	62,414

Total paid	62,334	50,014	23,417	11,483	147,248

Net balance at end of period	41,520	31,497	57,207	8,494	138,718
Plus: reinsurance recoverable	2,106	595	21,890	10,805	35,396
Balance at end of period	$43,626	$32,092	$79,097	$19,299	$174,114

	Nine Months Ended September 30, 2019
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$38,363	$21,080	$82,222	$18,450	$160,115
Less: reinsurance recoverable	1,335	719	24,712	11,356	38,122
Net balance at beginning of year	37,028	20,361	57,510	7,094	121,993

Amount incurred, related to:
Current year	61,866	48,594	22,957	12,521	145,938
Prior years	(4,370)	(6,424)	(3,699)	(1,457)	(15,950)

Total incurred	57,496	42,170	19,258	11,064	129,988

Amount paid, related to:
Current year	32,806	29,760	6,852	6,977	76,395
Prior years	21,873	13,772	12,623	3,058	51,326

Total paid	54,679	43,532	19,475	10,035	127,721

Net balance at end of period	39,845	18,999	57,293	8,123	124,260
Plus: reinsurance recoverable	1,837	677	23,712	10,943	37,169
Balance at end of period	$41,682	$19,676	$81,005	$19,066	$161,429

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

Net favorable (unfavorable) development in the Specialty Health segment, as depicted in the tables above, is comprised of the following lines of business for the period indicated (in thousands):

	Nine Months Ended
	September 30,
Specialty Health segment:	2020	2019
Short-term Medical	$1,001	$471
Occupational Accident	1,075	1,921
Limited Medical	349	507
Critical Illness	429	269
Group Gap	575	98
Fixed Indemnity Limited Benefit	(626)	327
Pet	646	127
All other specialty health lines	560	650

Total Specialty Health segment	$4,009	$4,370

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

In 2020, the net favorable development in the DBL and PFL business is mainly due to favorable premium refund reserve adjustments in the DBL line of business. In 2019, net favorable development is primarily due to favorable DBL claims experience.

In 2020, favorable development in the group disability business is primarily due to a reduction in the number of open claims and a reduction in the severity of new claims, specifically, new claims in the LTD line, partially offset by an increase in the overall frequency and severity of claims in the STD line. In 2019, favorable development in the group disability business is primarily due to better than expected claim development in terms of duration and net payments in the LTD business.

All other lines, primarily life and other individual health products and including our medical stop-loss business in run-off, experienced favorable development in 2020 and 2019 that is primarily related to the group term life business due to continued improvements in experience.

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

	Specialty Health Segment
	Health Insurance Claims
	Nine Months Ended
	September 30,
	2020	2019

Balance at beginning of year	$31,259	$26,068
Less: reinsurance recoverable	1,113	851
Net balance at beginning of year	30,146	25,217

Amount incurred, related to:
Current year	32,574	38,950
Prior years	(2,292)	(2,370)

Total incurred	30,282	36,580

Amount paid, related to:
Current year	14,610	15,630
Prior years	18,331	15,357

Total paid	32,941	30,987

Net balance at end of period	27,487	30,810
Plus: reinsurance recoverable	2,106	919
Balance at end of period	$29,593	$31,729

The $27,487,000 net balance of the Company’s health insurance claims liability at September 30, 2020 shown in the table above is all IBNR plus expected development on reported claims.

Note 11.Stockholders’ Equity

Treasury Stock

In 2020, the Company repurchased 231,976 shares of its common stock for an aggregate cost of $7,053,000 and of that amount, 36,377 shares were repurchased for an aggregate cost of $982,000 pursuant to the terms of a tender offer.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Beginning balance	$2,854	$2,298	$1,212	$(8,310)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	873	1,995	3,417	13,072
Amounts reclassified from accumulated OCI	191	(706)	(711)	(1,175)
Net other comprehensive income	1,064	1,289	2,706	11,897

Ending balance	$3,918	$3,587	$3,918	$3,587

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$(241)	$895	$901	$2,144
Net impairment losses recognized in earnings	-	-	-	(646)

Income (loss) before income tax	(241)	895	901	1,498
Income tax expense (benefit)	(50)	189	190	323

Net income (loss)	$(191)	$706	$711	$1,175

Note 12.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $436,000 and $783,000 during the nine months ended September 30, 2020 and 2019, respectively.

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

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion. On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award. On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and was required to file a bond for the awarded amount in order to proceed. Standard Security Life and Madison National Life submitted a response. Oral argument was held on May 28, 2020 and on July 28, 2020, the 7th Circuit upheld the district court’s decision confirming the arbitration award. The Company received payment on September 9, 2020 and recorded it in other income on the Condensed Consolidated Statement of Income in the third quarter.

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

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our STM, limited medical and fixed indemnity limited health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as lead states, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE. In addition to the five lead states, 37 other states are participating in the MCE. Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and proactively communicated and cooperated with the applicable regulatory agencies for the MCE. Each of these subsidiaries also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American entered into separate Regulatory Settlement Agreements ("RSAs") on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states have adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Condensed Consolidated Balance Sheet in the second quarter and processed payment in October. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Specialty Health (A)	$60,069	$48,237	$160,254	$149,419
Group disability, life, DBL and PFL	52,728	44,025	160,970	127,068
Individual life, annuities and other (B)	502	459	1,310	1,285
Corporate	(149)	1,514	1,055	4,787
	113,150	94,235	323,589	282,559
Net investment gains	70	930	933	2,556
Net impairment losses recognized in earnings	-	-	-	(646)
Total revenues	$113,220	$95,165	$324,522	$284,469

Income before income taxes
Specialty Health (A)(C)	$4,897	$1,127	$1,173	$13,608
Group disability, life, DBL and PFL	8,786	9,985	21,569	19,187
Individual life, annuities and other (B)(D)	(184)	(640)	(466)	(1,122)
Corporate	(2,860)	(1,983)	(6,398)	(5,124)
	10,639	8,489	15,878	26,549
Net investment gains	70	930	933	2,556
Net impairment losses recognized in earnings	-	-	-	(646)
Income before income taxes	$10,709	$9,419	$16,811	$28,459

(A)For the three months and nine months ended September 30, 2020, the Specialty Health segment includes $5,641,000 of pretax income recognized upon the receipt of an arbitration award with a former TPA discussed in Note 13.

(B)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(C)The Specialty Health segment includes a charge of $0 and $3,660,000 for the three and nine months ended September 30, 2020 related to the MCE described in Note 13.

(D)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies of $189,000 and $198,000, for the three months ended September 30, 2020 and 2019, respectively, and $553,000 and $600,000, for the nine months ended September 30, 2020 and 2019, respectively.

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

The COVID-19 outbreak continues to be a fluid situation. The business continuity and emergency response plans we implemented in March 2020 continue to ensure we provide a high level of service to our customers and support our everyday business needs. To help protect the safety and wellbeing of our employees and mitigate the spread of COVID-19, we have limited travel and directed our employees to work remotely whenever possible. As the COVID-19 outbreak continues to evolve, the duration of COVID-19 and its potential effects on our business cannot be certain. Regulatory mandates have affected, and we anticipate will continue to impact, the insurance industry. We currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods. For more information, see the risk factor under the heading “We face risks related to health epidemics, like the Coronavirus (COVID-19) that could impact our sales, operating results and financial condition” in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$113,220	$95,165	$324,522	$284,469
Expenses	102,511	85,746	307,711	256,010

Income before income taxes	10,709	9,419	16,811	28,459
Income taxes	1,977	3,248	3,219	6,482

Net income	8,732	6,171	13,592	21,977

(Income) from noncontrolling interests	(44)	(29)	(205)	(261)

Net income attributable to IHC	$8,688	$6,142	$13,387	$21,716

•Income from operations of $.59 per share, diluted, for the three months ended September 30, 2020 compared to $.41 per share, diluted, for the same period in 2019. Income from operations of $.90 per share, diluted, for the nine months ended September 30, 2020 compared to $1.45 per share, diluted for the same period in 2019.

oNet income for the three and nine months ended September 30, 2020 includes the recognition of an Arbitration Award with a former TPA (as described in Note 13) amounting to $3.7 million, net of associated legal expenses and income taxes. Net income for the nine months ended September 30, 2020 also includes $3.7 million of expenses, net of taxes, for compliance with the MCE related to our STM, limited medical and fixed indemnity limited benefit health insurance products for the period of January 1, 2014 through September 30, 2017, also discussed in Note 13.

oNet income for the nine months ended September 30, 2019 includes a $2.6 million gain, net of tax, related to the sale of an equity investment. Results for the three months and nine months of 2019 also include additional tax expense of $1.6 million associated with the reduction of estimated tax benefits from the expected utilization of AMIC’s net operating loss carryforwards.

•Consolidated investment yields (on an annualized basis) of 2.2% and 2.4% for the three and nine months ended September 30, 2020, respectively, compared to 3.1% for the three and nine month periods in 2019.

•Book value of $31.90 per common share at September 30, 2020 compared to $30.92 at December 31, 2019.

•Results for the first nine months of 2020 were not materially impacted by COVID-19 although sales of Short Term Medical (“STM”) might have grown more if not for displaced workers taking advantage of Special Enrollment Periods for Affordable Care Act (“ACA”) coverage, and the subsidies provided through Advanced Premium Tax Credits, as well as employers continuing to offer employer sponsored coverage to furloughed workers. Evolving regulatory mandates for testing and treatment coverage, the length and severity of the outbreak, claims activity, and impacts on payment of premiums have not had a significant impact on the 2020 results to date, however, we may incur additional expenses for the balance of the year relating to possible COVID-19 related claims activity and possible non-payment of premiums as the full effects of the outbreak continue to unfold.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported income before taxes of $4.9 million for the three months ended September 30, 2020 as compared to $1.1 million for the comparable period in 2019; and reported $1.2 million in income before taxes for the nine-month period ended September 30, 2020 compared to $13.6 million for the same period in 2019. The increase in the third quarter of 2020 compared to 2019 is primarily due to the recognition of a $4.6 million arbitration award received, net of legal expenses. The decrease in the first nine months of 2020 when compared to 2019 is primarily due to: (i) $3.7 million of expenses accrued for compliance with the MCE; (ii) shift in product mix in 2020 to higher earned premium from somewhat higher loss ratio products  than those impacting 2019; (iii) increased costs related to overall infrastructure improvements in lead generation capabilities and sales automation platforms at IHC Specialty Benefits, Inc. with no meaningful increase in sales yet, and (iv) results for the comparable period in 2019 include a pre-tax gain of $3.6 million on the sale of an equity method investment;

oPremiums earned increased $4.7 million and $6.2 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Increases in premiums from the pet and STM lines were partially offset by decreases in premiums from fixed indemnity limited benefit, occupational accident and group gap business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Premiums Earned	$49,209	$44,462	$139,664	$133,467
Insurance Benefits, Claims & Reserves	20,295	19,585	62,552	56,334
Expenses	24,910	20,972	71,996	62,424

Loss Ratio (A)	41.2%	44.0%	44.8%	42.2%
Expense Ratio (B)	50.6%	47.2%	51.5%	46.8%
Combined Ratio (C)	91.8%	91.2%	96.3%	89.0%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe higher loss ratio in the first nine months of 2020 primarily reflects the broadening of the mix of business, with a higher concentration of more stable product lines with lower profit margins. The higher expense ratio in the first nine months of 2020 is primarily due to $3.7 million of expenses accrued for compliance with the MCE as well as changes in the mix of products in the Specialty Health segment. Excluding the expenses accrued in connection with the MCE, the combined ratio would have been 93.7% for the nine months ended September 30, 2020.

•Income before taxes from the Group disability, life, DBL and PFL segment was $8.8 million and $21.6 million for the three months and nine months ended September 30, 2020, respectively, compared to $10.0 million and $19.2 million for the same periods in 2019, respectively. The increase in the first nine months results primarily reflects an increase in PFL profitability due to increased premium rates and favorable premium reserve adjustments in DBL, which were partially offset by higher loss ratios and unfavorable loss development in the Group STD line of business and, beginning in third quarter 2020, a decrease in DBL business as a result of higher unemployment due to COVID-19;

•The Individual life, annuities and other segment in run-off reported losses before income taxes of $.2 million and $.5 million for the three months and nine months ended September 30, 2020, respectively, compared with losses of $.6 million and $1.1 million for the three months and the nine months ended September 30, 2019 respectively;

•The Corporate segment reported losses before taxes of $2.9 million and $6.4 million for the three and nine months ended September 30, 2020, respectively, compared with losses of $2.0 million in the three months and $5.1 million in the nine months ended 2019. Results for 2019 include higher amounts of partnership income compared to 2020; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Direct and Assumed
Earned Premiums:	2020	2019	2020	2019

Specialty Health	$51,201	$46,203	$144,974	$137,476
Group disability, life, DBL and PFL	57,175	49,073	174,004	142,217
Individual life, annuities and other	4,894	4,862	14,524	15,984

	$113,270	$100,138	$333,502	$295,677

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Direct and Assumed
Earned Premiums:	2020	2019	2020	2019

Specialty Health	$49,209	$44,462	$139,664	$133,467
Group disability, life, DBL and PFL	50,908	41,977	155,173	120,683
Individual life, annuities and other	7	14	28	39

	$100,124	$86,453	$294,865	$254,189

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the nine months ended September 30, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K except for the recently adopted accounting standards discussed in Note 1(F) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$49,209	609	10,251	20,295	34,877	$4,897
Group disability,
life, DBL and PFL	50,908	1,713	107	29,380	14,562	8,786
Individual life,
annuities and other	7	281	214	152	534	(184)
Corporate	-	190	(339)	-	2,711	(2,860)
Sub total	$100,124	$2,793	$10,233	$49,827	$52,684	10,639

Net investment gains						70
Income before income taxes						10,709
Income taxes						1,977
Net Income						$8,732

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,462	1,132	2,643	19,585	27,525	$1,127
Group disability,
life, DBL and PFL	41,977	1,928	120	21,396	12,644	9,985
Individual life,
annuities and other	14	369	76	417	682	(640)
Corporate	-	535	979	-	3,497	(1,983)
Sub total	$86,453	$3,964	$3,818	$41,398	$44,348	8,489

Net investment gains						930
Income before income taxes						9,419
Income taxes						3,248
Net Income						$6,171

Premiums Earned

In the third quarter of 2020, premiums earned increased $13.6 million over the comparable period in 2019. The increase is primarily due to: (i) an $8.9 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily as a result of a $7.4 million increase in PFL premiums due to an increase in rates, a $1.1 million increase in group term life business due to increased retentions, a $.9 million increase in the STD/LTD lines primarily due to higher LTD premium volume, $.7 million in new premiums in other group life business, partially offset by a $1.2 million decrease in DBL premiums as a result of higher unemployment due to COVID-19; and   (ii) $4.7 million in increased premiums in the Specialty Health segment primarily due to $10.9 million increase in earned premiums from the pet line; partially offset by decreases of $5.2 million in the fixed indemnity limited benefit line, $.7 million in group gap and $.3 million in the group health modified indemnity line.

Net Investment Income

Total net investment income decreased $1.2 million. The overall annualized investment yields were 2.2% and 3.1% in the third quarter of 2020 and 2019, respectively.

Net Investment Gains

The Company had net investment gains of $.1 million in the third quarter of 2020 compared to $.9 million in 2019.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $.9 million for the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019.

Other income increased $5.5 million for the three months ended September 30, 2020 from the comparable period in 2019. In the third quarter of 2020, other income includes the recognition of a $5.6 million arbitration award received with no comparable amount in 2019.

Insurance Benefits, Claims and Reserves

In the third quarter of 2020, insurance benefits, claims and reserves increased $8.4 million over the comparable period in 2019. The increase is primarily attributable to: (i) an increase of $8.0 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of a $4.7 million increase in PFL benefits to policyholders (including a $5.5 million increase in the accrual for a potential risk adjustment payment associated with the New York State Department of Financial Services risk adjustment program), a $1.3 million increase in group term life due to higher loss ratios and a $1.3 million increase in the STD/LTD line primarily due to an increase in STD claims; and (ii) an increase of $.7 million in the Specialty Health segment primarily due to an increase of $4.5 million in pet claims on higher premium volume;  partially offset by decreases of $1.3 million in the group gap line on lower loss ratios as well as favorable prior year loss development, $.3 million in group health modified indemnity reserves on lower premium, $.6 million in lower claims on dental business, $.6 million decrease in STM line due to lower loss ratios and a $1.2 million decrease in the fixed indemnity limited benefit line due to lower premium volume.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $8.4 million over the comparable period in 2019. The increase is principally due to: (i) an increase of $7.4 million in the Specialty Health segment primarily due to $3.7 million of expenses accrued for compliance with the MCE related to our STM, limited benefit and fixed indemnity limited benefit products, as well as other  increases in commissions, administrative fees and other general expenses in the STM and pet lines of business from increased premium volume, in addition  increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies, partially offset by decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit line; and (ii) an increase of $2.0 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expenses and other general expenses on PFL, group term life and LTD lines of business all due to increased premium volume.

Income Taxes

The effective tax rate for the three months ended September 30, 2020 was 18.5% compared to 34.5% for the three months ended 2019. The effective rate for the third quarter of 2020 was reduced by state and local tax benefits associated with non-insurance operations. The high effective rate in 2019 is primarily due to tax provisions associated with the reduction of estimated tax benefits from the expected utilization of AMIC’s net operating loss carryforwards. A significant portion of these net operating loss carryforwards expired in 2020.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$139,664	2,098	18,492	62,552	96,529	$1,173
Group disability,
life, DBL and PFL	155,173	5,402	395	95,474	43,927	21,569
Individual life,
annuities and other	28	692	590	448	1,328	(466)
Corporate	-	980	75	-	7,453	(6,398)
Sub total	$294,865	$9,172	$19,552	$158,474	$149,237	15,878

Net investment gains						933
Income before income taxes						16,811
Income taxes						3,219
Net Income						$13,592

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$133,467	3,116	12,836	56,334	79,477	$13,608
Group disability,
life, DBL and PFL	120,683	5,958	427	71,664	36,217	19,187
Individual life,
annuities and other	39	1,008	238	929	1,478	(1,122)
Corporate	-	2,012	2,775	-	9,911	(5,124)
Sub total	$254,189	$12,094	$16,276	$128,927	$127,083	26,549

Net investment gains						2,556
Net impairment losses recognized in earnings						(646)
Income before income taxes						28,459
Income taxes						6,482
Net Income						$21,977

Premiums Earned

In the first nine months of 2020, premiums earned increased $40.7 million over the comparable period in 2019. The increase is primarily due to: (i) a $34.5 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily as a result of a $27.0 million increase in PFL premiums due to an increase in rates, a $3.2 million increase in group term life business due to increased retentions, a $4.0 million increase in the STD/LTD lines due to new STD business and increased LTD premium volume, $1.8 million in new premiums in other group life business, partially offset by a $1.5 million decrease in DBL premiums as a result of higher unemployment due to COVID-19; as well as (ii) an increase of $6.2 million in the Specialty Health segment primarily due to increases in earned premiums from the pet and STM lines of $23.1 million and $3.8 million, respectively; partially offset by decreases of $17.5 million in the fixed indemnity limited benefit line, $1.4 million in group gap, $.9 million in occupational accident business and $.7 million in the group health modified indemnity line.

Net Investment Income

Total net investment income decreased $2.9 million. The overall annualized investment yields were 2.4% and 3.1% in the first nine months of 2020 and 2019, respectively.

Net Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $.9 million in 2020 compared to $2.6 million in 2019.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

In 2020, the Company did not recognize any other-than-temporary impairment losses on fixed maturities available-for-sale. In the first nine months of 2019, the Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income increased $1.2 million for the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019.

Other income increased $2.1 million for the nine months ended September 30, 2020 from the comparable period in 2019. In 2020, other income includes the recognition of a $5.6 million arbitration award received in the third quarter. Other income in 2019 includes a $3.6 million pretax gain recognized on the sale of an equity investment.

Insurance Benefits, Claims and Reserves

In the first nine months of 2020, insurance benefits, claims and reserves increased $29.6 million over the comparable period in 2019. The increase is principally attributable to: (i) an increase of $23.8 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of a $19.6 million increase in PFL benefits to policyholders on increased premiums (including a $14.2 million increase in the accrual for a potential risk adjustment payment associated with the New York State Department of Financial Services risk adjustment program), a $6.3 million increase in benefits and claims as a result of new STD business, partially offset by $1.6 million in decreased claims on lower loss ratios in the LTD line, and $2.7 million in reductions on DBL reserves primarily due to lower premium volume and premium refund reserve adjustments; and (ii) an increase of $6.3 million in the Specialty Health segment primarily due to increases of $11.0 million and $1.0 million in pet and STM claims, respectively, on higher premium volume;

partially offset by decreases of $2.7 million in group gap on lower loss ratios and favorable prior year loss development, $2.1 million in the fixed indemnity limited benefit line due to lower premium volume partially offset by higher loss ratios and a $.9 million unfavorable change in prior year loss development, and $.7 million in the group health modified indemnity business which is in runoff.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $22.1 million over the comparable period in 2019. The increase is principally due to: (i) an increase of $17.0 million in the Specialty Health line of business primarily due to the $3.7 million of expenses accrued for compliance with the MCE related to our STM, limited benefit and fixed indemnity limited benefit products as well increases in commissions, administrative fees and other general expenses in the STM and pet lines of business from increased premium volume, in addition increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies, partially offset by decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit line; and (ii) an increase of $7.7 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expenses and other general expenses on PFL, group term life and STD/LTD lines of business on increased premium volume; partially offset by (iii) a decrease of $2.5 million in the Corporate segment primarily due to compensation related expenses.

Income Taxes

The effective tax rate for the nine months ended September 30, 2020 was 19.1% compared to 22.8% for the nine months ended 2019. The effective rate for 2020 was reduced by state and local income taxes associated with non-insurance operations and the benefit of capital losses attributable to the sale of a subsidiary in 2020, partially offset by the non-deductibility of certain expenses recorded in connection with the RSA on the MCE discussed in Note 13. The higher effective rate in 2019 is primarily due to tax provisions associated with the reduction of estimated tax benefits from the expected utilization of AMIC’s net operating loss carryforwards partially offset by the positive impact of tax benefits associated with exercises of sharebased compensation. A significant portion of these net operating loss carryforwards expired in 2020.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $5.2 million and $0 dividends during the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows

The Company had $24.1 million and $24.6 million, respectively, of cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019.

For the nine months ended September 30, 2020, operating activities provided $37.8 million of cash, investment activities utilized $24.9 million of cash, primarily for net purchases of investment securities and $13.7 million utilized for business acquisitions. Financing activities utilized $13.5 million of cash, of which $6.9 million was utilized for treasury stock purchases and $6.2 million for dividend payments.

On April 24, 2020, IHC commenced a tender offer to purchase up to 1 million shares of its common stock at a price per share of $27.00, net, to the seller in cash. On May 21, 2020, at the close of business, the offer expired and the Company accepted for purchase 36,377 shares of its common stock at $27.00 per share, for an aggregate purchase price of $1.0 million. The tender offer was fully funded through corporate liquidity.

The Company had $373.3 million of liabilities for future policy benefits and policy benefits and claims as of September 30, 2020 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2020, cash received from the maturities and other repayments of fixed maturities was $97.0 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

There were no material negative impacts on the Company’s cash flows or liquidity with regards to COVID-19 during the first nine months of 2020. Depending on the length and severity of the outbreak, it is possible that cash flows may be negatively impacted due to increased claim activity as a result of mandated testing and treatment coverage, as well as delayed policy payments or an increase in cancelled policies due to non- payment in the remainder of 2020.

BALANCE SHEET

The Company had receivables due from reinsurers of $357.6 million at September 30, 2020 compared to $363.0 million at December 31, 2019. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2020.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	September 30,	December 31,
	2020	2019

Specialty Health	$38,879	$42,228
Group Disability	120,109	112,623
Individual A&H and Other	15,126	9,951

	$174,114	$164,802

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

The $7.5 million increase in IHC’s stockholders' equity in the first nine months of 2020 is primarily due to $13.4 million of net income attributable to IHC and $2.7 million of other comprehensive income attributable to IHC partially offset by $7.1 million of treasury stock purchases and $3.2 million of common stock dividends.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $8.8 million and gross unrealized losses of $3.8 million on its fixed maturities available-for-sale securities at September 30, 2020. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at September 30, 2020.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2020. The Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale during the nine months ended September 30, 2019, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2020 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$1,503	$-	$1,503

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2020. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

OUTLOOK

For the balance of this year and for 2021, the Company anticipates that it will:

•Continue to invest in the growth of our pet division, which will have underwritten $117 million of premium (approximately 200,000 dogs and cats) by the end of this year, which is a compound annual growth rate of 48% from 2018 to 2020. We would highlight the following pet initiatives:

•Investment in our administrator, PetPartners, which has an exclusive relationship with the American Kennel Club and unique access to the breeder channel.

•Pet insurance has now become a highly requested employee benefit, which has led us to make it available through work-site marketing. This trend has been amplified by a partnership between United Healthcare with FIGO and the acquisition last year by MetLife, Inc. (“MetLife”) of PetFirst Healthcare, LLC (both of which use Independence American as their underwriter). We currently have agreements in place or are negotiating to partner with well-known financial brands (commonly referred to as “white-labeling”) to offer PetPartners’ pet insurance through their distribution.  In order to prepare for this potentially material growth, we are making significant investments in our pet infrastructure to handle the expected volume, and developing what will be the first true group product in the pet insurance space.

•Independence American will continue to act as underwriter for three well-known companies:

MetLife, FIGO and Pets Best Insurance Services, LLC.

•We will also accelerate the generation of non-risk revenue through the pet division’s newest brand asset, TailTrax, an all-inclusive subscription-based app with Tele-Vet and other high-touch engagement features.  This app will be available without charge to insureds of PetPartners.  In addition, we will begin in 2021 to generate advertising and lead revenues from Petplace.com, which is one of the leading sites for veterinarian-curated pet information with one million visitors per month.

•Invest both our capital and efforts in continuing to develop a fully integrated direct-to-consumer (“D2C”) division, which can generate leads, has reporting systems and sales automation platforms, and licensed agents servicing products underwritten both by IHC’s carriers and other nationally recognized insurers.

•Expand in-house capabilities through the “MarTech” acquisition we made in April, which will accelerate proprietary lead generation and direct to consumer growth.  We have rapidly expanded our portfolio of consumer touchpoints across all of our distribution channels, including web domains (www.healthinsurance.org, www.medicareresources.org, www.healthedeals.com, www.petplace.com, call centers, field agents, and social media).  This should improve our cost of sale by: (i) harnessing an in-house marketing team to drive media efficiency and effectiveness, (ii) deploying data science and artificial intelligence (“AI”) to improve lead quality and intent; and (iii) leveraging a proprietary lead marketplace to salvage unused leads and recoup costs.

•Build on our entry, in the fourth quarter of 2019, into the very large market for senior products by selling Medicare products underwritten by leading national insurance companies, including United Healthcare, Aetna, Humana, Anthem and others. We have invested a considerable amount of capital entering this market, and with an estimated 10,000 people aging into Medicare every day, there is a significant opportunity to build a formidable footprint in this space. We have enhanced our SalesForce CRM platform, as well as our producer licensing, and consumer and web-based enrollment systems. We continue to build our MarTech infrastructure by developing new brands, through AI data science, and via automated remarketing efforts, all intended to allow us to generate a significant volume of high-intent consumer leads. In conjunction with continuously increasing our proficiency in efficiently generating leads, we will continue to train and license additional senior-focused customer care center agents for future enrollment periods. At the start of the 2021 Annual Enrollment Period (“AEP”) (which began on October 15th, 2020) we had 141 licensed agents focused exclusively in the Medicare related product space. As a result of the pandemic, our agents are currently deployed in a work-from-home model, and although we do expect a majority of our agents to return to our physical call centers when possible, we believe that the work-from-home model has proven to be both safe and reliable, and we expect to be able to hire experienced agents that will work within that model moving forward. This will allow us to recruit talent outside of the geographic confines of our three physical call center locations (Tampa, FL; Milwaukee, WI; St Louis Park, MN), and will help to further accelerate what we believe will be meaningful growth in this line of business.  In addition, Independence American has launched its Medicare Supplement product in twenty-nine states, although we do not anticipate substantial sales during the current 2021 AEP as agents are primarily focused on selling Medicare Advantage at this time.

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

•Grow the number of agents using our wholly owned Web Based Entity (“WBE”), INSX Cloud to do individual ACA enrollments. When agents utilize the INSX Cloud for enrollments we earn fee income and commission. Additionally, we have specialty health plans on the site that can be enrolled at the same time as the ACA plans which earn underwriting profit for IHC carriers and in certain instances a commission override for the agency.

•Continue to increase our DBL/PFL premiums. Effective January 1, 2018, Standard Security Life began selling a new PFL rider as part of our New York DBL policies.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  The New York Department of Financial Services increased the PFL premium rate by 76% for 2020, and further increased the rate by 89% for 2021.

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

•Continue to monitor the COVID-19 outbreak as it evolves. The duration of COVID-19 and its potential effects on our business cannot be certain, we currently cannot predict if there will be a material impact to our business, results of operations or financial condition in the remainder of 2020. During unprecedented times of uncertainty and high unemployment surrounding the COVID-19 pandemic, we have fully transitioned our existing sales teams to work from home. Our customer facing agents have transitioned to a full-time work at home model, and although we have implemented enhanced technology solutions, sales may be impacted as COVID-19 continues to develop.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018 and were awarded $5,641,000 (“Arbitration Award”). The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against

Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion.  On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, the TPA filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.  The TPA has filed its appeal and was required to file a bond for the awarded amount in order to proceed. Standard Security Life and Madison National Life submitted a response. Oral argument was held on May 28, 2020 and on July 28, 2020, the 7th Circuit upheld the district court’s decision confirming the arbitration award. The Company received payment on September 9, 2020 and recorded it in other income on the Condensed Consolidated Statement of Income in the third quarter.

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

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American have been selected for a multistate market conduct exam ("MCE") related to our STM, limited medical and fixed indemnity limited health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as lead states, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE. In addition to the five lead states, 37 other states are participating in the MCE. Each of Standard Security Life, Madison National Life and Independence American responded to inquiries and document production requests in the MCE and proactively communicated and cooperated with the applicable regulatory agencies for the MCE. Each of these subsidiaries also provided a detailed action plan to regulators that summarizes its enhanced compliance and control mechanisms.

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American entered into separate Regulatory Settlement Agreements ("RSAs") on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states have adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Condensed Consolidated Balance Sheet in the second quarter and processed payment in October. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

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

Sales of our healthcare products, results of operations, and the overall financial condition of the Company could be adversely affected to the extent that the COVID-19 or any other epidemic or health care emergency harms the economy, our industry or the Company specifically. The COVID-19 outbreak situation is very fluid and we are closely monitoring its impact on our operations, specifically:

•Many regulators have mandated that insurers cover COVID-19 testing costs, and in some cases costs for related treatment and vaccines once they are available, as well as waiving any applicable deductible and coinsurance member payments. These mandates are primarily directed at major medical carriers, but a minority include STM insurance products.  Attempts to extend these mandates beyond STM will likely not impact our supplemental products. Additionally, some states are requiring coverage for telehealth services. Mandated extended coverage of COVID-19 claims may negatively impact the Company’s operating results, cash flows and financial condition as such extended coverage was not contemplated in the initial product pricing.  So far we have experienced lower overall utilization for non-COVID related expenses within our STM block that is enough to absorb expected cost increases related to COVID related claims, however, this may change in the future depending on the further outcome of the virus impacts and other related regulatory actions.

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

•Our marketing companies hiring and licensing of sales agents who sell Medicare advantage and Medicare supplement as well as other products may be delayed, as many state regulators have limited licensing services. This may impact any future growth of the Company’s call centers and career agents, and negatively impact expected sales of these products and our financial results.

•Slower growth in STM sales as policyholders focus on acquiring coverage under special enrollments for ACA policies may temporarily negatively impact our sales of such products and our operating results.

•Higher unemployment could adversely affect our disability lines of business.

•Continued mandatory shut down orders may cause smaller companies to go out of business, impacting our DBL and PFL lines.

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

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of September 30, 2020, 1,551,502 shares were still authorized to be repurchased.

Share repurchases during the third quarter of 2020 are summarized as follows:

2020
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	35,041	$31.30	1,588,938
August	13,970	$34.83	1,574,968
September	23,466	$37.00	1,551,502

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:November 6, 2020

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:November 6, 2020

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer