Form 10-K
period 2020-12-31
INDEPENDENCE HOLDING CO
filed 2021-03-16
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2020.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☒   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sole, as of June 30, 2020 was $146,514,000.

As of March 5, 2021, there were 14,639,449 shares of Common Stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the health, pet and life insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. IHC and its subsidiaries are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

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

IHC operates through (i) its insurance carriers: Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American Insurance Company and collectively sometimes referred to as the "IHC Carriers", which underwrite specialty health, pet, group life and short-term and long-term disability products and (ii) our Specialty Benefits division comprised of specialty health and pet divisions.  We have three continuing business segments: Specialty Health segment, Group disability, life, DBL and PFL segment, and corporate. Our individual life, annuities and other segment is in run-off.

The Specialty Health segment is comprised of (i) our traditional distribution through independent agents and national accounts, and (ii) our tech-enabled distribution through our call centers, career advisors, lead generation domains (www.healthinsurance.org, www.medicareresources.org, and www.petplace.com), transactional websites, and our lead generation company, Torchlight Technology Group LLC (“Torchlight”).  The pet division is comprised of: PetPartners, Inc. (“PetPartners”), www.akcpetinsurance.com, www.petplace.com, www.mypetinsurance.com and our independent distribution channels. Independence American Insurance Company takes the risk on the pet insurance and many of the specialty health products sold by these divisions, but our agencies also sell life and health products from other insurance companies for which they earn commissions.  Our proprietary platforms are designed to support multiple carriers and products, and we are recognized by the industry for our speed to market with innovative new products.

Standard Security Life focuses on underwriting and selling its New York short-term disability (“DBL”) and paid family leave rider (“PFL”) products through general agents primarily to small employers. Madison National Life emphasizes underwriting long-term and short-term disability (“LTD” and “STD”) and group life primarily to school districts and municipalities in the Upper Midwest through managing general agents and independent brokers, and a growing worksite marketing division.  Independence American Insurance Company is our primary specialty health and pet underwriter.  In 2020, Independence American Insurance Company began underwriting Medicare Supplement in many states.

The insurance agencies owned by IHC (collectively, the “IHC Agencies”) are as follows: IHC Specialty Benefits, Inc. (“IHCSB”), Independence Brokerage Group, Inc. (“IBG”), My1HR, Inc. (“My1HR”), and a majority interest in PetPartners.  IHCSB is our agency that operates through (i) our owned call centers, which currently has 65 licensed employee sales agents in three locations, (ii) our career advisors, which includes 225 licensed agents operating in 7 regions, and (iii) our direct-to-consumer (“D2C”) transactional websites, www.mypetinsurance.com and www.healthedeals.com. With respect to the advisors, we typically provide them with leads (which they either “purchase” or “earn” through IHC production), but they are also expected to generate their own leads.  IHC has used this distribution model for over ten years, and we expect to significantly enhance this distribution in 2021.  With respect to the call centers, one of the offices is dedicated to servicing calls from members of USAA, while the others focus primarily on selling Medicare Supplement, Medicare Advantage and ancillary IHC products to the senior market utilizing leads generated organically or purchased.

IBG is our agency that distributes through independent producers in the following ways: (i) through our regional sales directors who support non-owned general agents and call centers, (ii) through national account relationships, and (iii) through our 12 sales telebrokerage employees who function as company-owned general agents calling upon independent agents who have a book of business with small employers.  My1HR is a technology company that develops quoting and cloud based enrollment platforms for carriers and key distribution partners. My1HR is also a Web Broker which developed and manages INSX Cloud.  This platform enables agents to quote and enroll consumers in Affordable Care Act (“ACA”) plans as well as ancillary health products.  During the 2020 Open Enrollment Period (November 1, 2020 – December 31, 2020), INSX Cloud was utilized by more than 3,000 independent agents who submitted almost 230,000 enrollments covering approximately 300,000 members, which were predominantly ACA compliant plans and also included specialty health products underwritten by the IHC Carriers as well as other carriers.  PetPartners is a distributor and administrator of pet insurance underwritten by Independence American Insurance Company and an unaffiliated insurer.  IHC owns a number of web domains and a lead-generation technology company through its subsidiary, IHC Domain Holdings, LLC (“Domain Holdings”).  Domain Holdings owns Healthinsurance.org LLC (“HIO”), which is an on-line marketing company that owns www.healthinsurance.org and www.medicareresources.org, which are lead generation sites for Medicare and individual health and life insurance products.  Domain Holdings also owns www.petplace.com, which is a lead generation site for pet insurance that directs those interested in purchasing such insurance to www.petpartners.com.  Together these sites produce organic leads for IHCSB’s controlled agency force.  IHCSB, Domain Holdings and My1HR together provide the backbone of our insure-tech operations by generating leads, enabling sales of products (both through IHC Carriers and highly rated unaffiliated insurers), and enable independent agents to access ACA (and IHC ancillary) policies through a licensed Web Broker.

The IHC Agencies and IHC Carriers perform underwriting, risk selection and pricing, policy administration and management for the majority of our specialty health business, which totaled $196.1 million of gross individual and group health premiums in 2020.  In addition, the IHC Agencies sell other coverages for multiple insurers, including small group stop-loss, ACA plans and senior products. The IHC Agencies receive commissions and fees for these services and do not bear any of the insurance risk of the companies to which they provide services. While the majority of sales by IHC Carriers have been to individuals and small employers from independent producers, national accounts and affinity relationships, increasingly we have focused on sales from our controlled distribution.  In general, companies that provide insurance through user-centric platforms, or create efficiencies in the insurance industry through technological advances, are referred to as “insuretech” companies. As further described in Outlook, we are increasingly focused on expanding our “insuretech” footprint by (i) generating leads through Domain Holdings, (ii) sales through IHCSB’s owned call center, career advisors and transactional sites, and (iii) expansion of the number of agents using INSX Cloud.  Within this segment, the IHC Carriers sell the following products: (i) senior market products, including Medicare Supplement, Medicare Advantage, dental, vision and hospital indemnity (“HIP”), (ii) ancillary benefits in the under-age-65 market, including dental, vision, short-term medical (“STM”), supplemental products including fixed indemnity limited benefit, critical illness, and HIP; (ii) pet insurance; and (iii) various life insurance and non-insurance Rx and telemedicine services.  The segment includes run-off of a limited amount of discontinued major medical coverage and occupational accident from one producer that was sold in 2017. Several third party administrators, including Ebix Health Administration Exchange, Inc. (“EHAE”), perform claims and other administrative functions. IHC owns a 49% equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), which owns EHAE.

In 2021, the IHC Carriers will retain the vast majority of the risk that they underwrite, and the IHC Agencies will focus on the following lines of business:

•Senior market products, including Medicare Supplement and Medicare Advantage

•Pet insurance

•Multiple specialty health lines

•Sales of ACA plans primarily through INSX Cloud

•Sales of stop-loss insurance for self-funded health plans for businesses of 5 to 100 employee lives

Standard Security Life, Madison National Life and Independence American Insurance Company are each rated A- (Excellent) by A.M. Best Company, Inc. ("Best"). Standard Security Life is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life is domiciled in Wisconsin, licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and American Samoa. Independence American Insurance Company is domiciled in Delaware and licensed to sell insurance products in all 50 states and the District of Columbia. We have been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold any of our securities.

For information pertaining to the Company's business segments, reference is made to Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Historically, our business strategy has focused on maximizing underwriting profits through a variety of niche specialty health insurance, pet, and group disability and life products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  In 2021 and beyond, we will continue to focus on sale of products underwritten by the IHC Carriers, but we will also focus much of our attention on the growth of our insuretech division.  We are now at a point that much of the core infrastructure has been built and we are continuing to scale up the operations.  Our focus will be on increasing our pet insurance sales and recruiting experienced advisors and call center agents who are certified to sell Medicare Advantage, Medicare Supplement and Prescription Drug Plans. We will also continue to enhance our lead generation expertise and capacity, and launch additional transactional websites. We have already begun building retention teams and we believe that these teams, combined with improvements to the consumer experience on our direct-to-consumer domains, will help to improve policy retention and lifetime value. Lastly, as we rapidly expand our data assets, we will introduce artificial intelligence capabilities to our data analytics with the intent to improve both conversion and retention rates.

As further described in Outlook, our goal in 2021 and beyond is to maximize the valuation of IHC through growth of our very profitable life and disability lines of business, while investing in the expansion of our “insuretech” capabilities to generate sales of specialty health, pet and Medicare products directly to consumers through our call centers, career advisors and websites.

DISTRIBUTION

Specialty Health

IHC distributes its specialty health products in a variety of ways. We distribute directly to consumers through our call centers, career advisors and www.heathedeals.com.   In 2020 the core products sold by these agents were IHC’s STM and HIP plans as well as ACA-compliant offerings. In 2021, we plan to emphasize the sale of Medicare Advantage plans underwritten by other carriers, and to a lesser extent, Medicare Supplement policies from Independence American Insurance Company and other carriers. Consumers often also purchase ancillary products, including dental, accident, telemedicine and Rx discounts plans, with a core plan.  Our career advisors are licensed agents who sell both IHC and non-IHC products.  IHC has used this distribution model for over ten years, but we have significantly enhanced this distribution model in 2020 and expect accelerated growth in 2021. Finally, we sell directly to consumers through www.healthedeals.com. In 2020, Independence American Insurance Company began selling its own Medicare Supplement through our call centers, advisors and select distributors of senior products.

IBG distributes through independent producers in the following ways: (i) through our regional sales directors who support non-owned general agents, (ii) through national account relationships such as Anthem, United Health as well as single state Blue Cross organizations and regional health plans, and (iii) through our 12 sales telebrokerage employees who function as company-owned general agents calling upon independent agents who  have a book of business (often property & casualty) with small employers.  Our employees earn production bonuses for assisting the agent in placing the health sale with IHC carriers or our carrier partners. The lead product for the owned general agency is small group stop-loss underwritten by multiple non-affiliated carriers, although they also sell our individual and group ancillary products.  My1HR, through INSX Cloud, was used by over 3,000 agents in 2020 to distribute quote and enroll almost 230,000 ACA and specialty health plans. Regulations allow Health Reimbursement Account (“HRA”) dollars that employers have contributed on a pre-tax basis to be used by employees to purchase STM as well as ACA plans.   The My1HR platform, which provides an enrollment tool to employees with little to no effort on the part of the employer, is well-suited for use with HRAs.  In addition to health insurance, IHC’s other products are readily available on INSX Cloud for purchase including dental, critical illness and accident plans.

Pet Insurance

We distribute pet insurance in three ways: (i) through PetPartners, where IHC distributes, administers and underwrites the risk of two brands, PetPartners and AKC Pet Insurance, but will also delegate sales and marketing to unaffiliated companies or affinity groups, (ii) through three significant pet administrators where IHC only underwrites the risk, and (iii) through leads generated by www.petplace.com.  We own 85% of the equity of PetPartners, which is a pet managing general agent that has an exclusive license agreement to use the American Kennel Club (“AKC”) brand, and has a proprietary administrative platform.  In 2020, we generated a significant increase in sales through leads generated from the AKC, and have introduced several initiatives that we expect will increase penetration and conversion of this exclusive lead source in 2021 and beyond. In addition, PetPartners is seeking other internally controlled sales channels, including through employer and affinity groups.  In 2019, we relaunched www.PetPlace.com, which we acquired in 2016, with significantly improved content curated by a board of veterinarians.  Average daily visitors to the site is over 30,000 which will improve lead generation from this domain.  At this time, the majority of Independence American Insurance Company’s pet business is distributed by three independent pet insurance administrators: MetLife (formerly PetFirst Healthcare, LLC (“PetFirst”), Pets Best Insurance Services, LLC (“Pets Best”) and FIGO Pet Insurance, LLC (“FIGO”).  IHC owns a 4.73% equity stake in FIGO.

Except for licensed agents who are employed in IHC's call center, most agents and brokers who produce the Specialty Health business are non-salaried contractors who receive commissions.

Disability and Life Products

Our disability and life products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product, including the paid family leave benefits, in New York State is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Upper Midwest to school districts and municipalities through a managing general agent that specializes in these target markets. Independence American Insurance Company also reinsured health products serving the needs of expatriates, third-party nationals and high net-worth local nationals, which is now in run out. The Abacus Group LLC (“Abacus”), specializes in worksite marketing of voluntary benefits and is producing life and disability business for Madison National Life.

PRINCIPAL PRODUCTS UNDERWRITTEN BY IHC CARRIERS

Specialty Health Products

In 2020, this line of business had the following categories: (i) ancillary benefits, including dental, vision, STM, and supplemental products (including fixed indemnity limited benefit, critical illness and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident.  Earned premium is expected to increase in 2021 primarily due to: increased sales of pet insurance, new sales of employer sponsored and voluntary health plans and the continued growth of our owned call centers and advisors.

Ancillary Products

This category is primarily comprised of dental, vision, STM, and supplemental products (including gap, fixed indemnity limited benefit, critical illness, and hospital indemnity). These are sold through multiple distribution strategies as described above.

IHC sells group and individual dental products in most states. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals. Employer plans are offered on both employer paid and voluntary basis.  As part of the distribution of our individual dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials. We expect to see a growth in vision sales primarily due to the launch of an individual vision product in the majority of states and new distribution partnerships.

IHC sells STM products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months although in 20 states we underwrite STM policies that last up to 36 months. STM products with a duration between twelve and 36 months are referred to as Extend STM products. Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their ACA-compliant plan becomes effective, and others who need insurance for a specified period of time.  Our STM plans contain many, but not all, of the essential health benefits found in ACA-compliant plans.  In addition, our STM plans often have lower deductibles and broader networks than many ACA-compliant policies, and are almost always more affordable for qualified purchasers. IHC’s gross premium decreased in this line of business in 2018 largely as a result of a ruling which limited STM to plans of 90-day duration or less. Effective October 1, 2018, an executive order from the Trump Administration reversed the previous executive order and restored the decision on the duration of STM to the states. Growth in this line of business in 2021 will be dictated in large part by the approach taken by the Biden Administration.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement or in lieu of an ACA-compliant plan. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans, fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies. We anticipate growth in Independence American Insurance Company’s ancillary lines of business in 2021 from customers who purchase higher deductible ACA plans on the INSX platform who will desire to also purchase supplemental plans to cover gaps in their ACA coverage, and will have more premium dollars to spend since their ACA cost will be reduced.

IHC offers gap plans for employer groups, which help employees manage the financial impact of deductibles on their employer-sponsored plans. We expect that this line of business will be flat in 2021 based on a change in distribution strategy, but will still be a significant portion of our employer group premium.

Pet Insurance

Independence American Insurance Company has products approved to sell in all 50 states and the District of Columbia. We use four distinct forms (policies) to achieve diversity of premium targeting channels focused on purebred puppies (through AKC), shelter/rescue/animal welfare markets, direct to consumer, and affiliate partnerships. In 2021, we expect to file a first-of-its-kind group pet policy for the worksite market. We are currently in discussions with insurers that distribute in the worksite market and will begin contracting worksite brokers in advance of the 2022 enrollment season. We believe an advantage in our product design is flexibility allowing for consumers to build plans of coverage tailored to their needs and budget by offering an array of deductible and coinsurance options and the availability of unlimited policy “maximum” levels. In our owned distribution product, we embed alternative, holistic and behavioral coverage benefits, two levels of wellness options (many competitors do not cover wellness and preventative), hereditary and congenital conditions coverage, as well as the option to have veterinary exam fees covered as a benefit (one of the leading pet insurance providers today specifically excludes exam fees). In 2021, we anticipate significant growth in our target channels due to increased consumer awareness of the product category, new distribution partnerships, as well as improved conversion rates through our AKC and lead generation avenues.

PetPartners acquired a mobile app in June 2020, TailTrax, which features a host of high-engagement features to help pet parents manage the health and welfare of their pet.  The app is being provided at no additional charge to policyholders and allows access to policy self-service including claims submission.  The app is also offered on a subscription basis for non-policyholders, featuring 24/7 access to a vet-help line, discounts on pet services and products including prescription medications, and many of valuable tools.

Occupational Accident

The occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas Worker’s Compensation system (non-subscribers). This program is marketed through two competing general agents and only focuses on the micro market (under 10 lives). Overall premium levels are expected to remain relatively constant in 2021.

Group Disability, Life, DBL and PFL

Group Long-Term and Short-Term Disability

Madison National Life develops partnerships with distribution entities to develop targeted niche focused products that result in market dominate insurance solutions in both risk management and product design.  Our products are filed to provide considerable flexibility to meet the needs of our partners and the related niches.

Our group life and disability products are offered on both an employer paid and a voluntary basis.  They are designed to protect the covered employee’s income when the employee is not able to work due to illness or injury and pay a benefit to the beneficiary(ies) when an employee dies.

Madison National Life is the largest writer of k-12 school districts in 8 Midwestern states.  We continue to work with our distribution partner to focus on product differentiation in the niche through product innovation – most recently having launched in 2020 a one of a kind Active Assailant Rider for school districts.  We also continue to develop affinity relationships with large health carriers to provide our disability programs.

We are expanding our position in the worksite market with new product filings and administration/distribution partners to position us for growth in 2021 and beyond. The product lines included in the worksite offering are fixed indemnity limited benefit plans, critical illness, accident as well as life and disability insurance. These products, which are available in most states, are available through multiple distribution relationships.  The Company anticipates moderate growth in 2021 for these products through expansion of its sales through existing and new distribution relationships.

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

Group Term Life

The Company sells group term life products, including group term life (which includes new term to 120 product), accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, IHC anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing distribution sources.

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

ADDITIONAL PRODUCTS SOLD BY IHC AGENCIES

Senior Products

Medicare Supplement

The IHC Agencies earn commissions and marketing fees from selling Medicare Supplements (also known as Medigap), which is insurance sold by private companies which help pay some of the healthcare costs that Medicare does not cover, including copayments, coinsurance and deductibles. The IHC Agencies sell Medicare Supplements manufactured by Insurance Company and a few carefully selected carriers.

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

Other Products

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

Affordable Care Act Plans

The IHC Agencies earn commission overrides by offering ACA plans through 13 ACA carriers in many states.  The majority of these customers are enrolled through My1HR, our wholly owned Web Broker, under the INSX Cloud brand. Independent agents can also use INSX Cloud to enroll their customers in ACA plans for which we earn a transaction fee.

REINSURANCE AND POLICY RETENTIONS

IHC retained approximately 97% of gross and assumed Specialty Health exposure in both 2020 and 2019.

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

The following reinsurers represent approximately 91% of the total ceded premium for the year ended December 31, 2020:

RGA Reinsurance Company	47%
National Guardian Life Insurance Company	31%
Unicare Life and Health Insurance Company	7%
Guggenheim Life and Annuity Company	6%

91%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2020 and 2019, the Insurance Group's ceded life insurance in-force was $4.8 billion and $6.6 billion, respectively.

For information pertaining to reinsurance, reference is made to Note 10 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2020, 99.5% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The Company's total pre-tax investment performance for each of the last two years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss (in thousands):

	2020	2019

Consolidated Statements of Income:
Net investment income	$11,777	$15,643
Net investment gains	1,346	4,705
Other-than-temporary impairments	-	(646)

Consolidated Statements of Comprehensive Income:
Unrealized gains on available-for-sale securities	3,793	12,070

Total pre-tax investment performance	$16,916	$31,772

Unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests. The Company does not have any non-performing fixed maturity investments at December 31, 2020.

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

IHC is an insurance holding company; and as such, IHC and its subsidiary carriers and administrative companies are subject to regulation and supervision by multiple state insurance regulators, including the NYSDFS (Standard Security Life's domestic regulator), the Wisconsin Office of the Commissioner of Insurance (Madison National Life's domestic regulator) and the Office of the Insurance Commissioner of the State of Delaware (Independence American Insurance Company’s domestic regulator).  Each of Standard Security Life, Madison National Life and Independence American Insurance Company is subject to regulation and supervision in every state in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or insurance holding company.

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

Risk-based capital requirements are imposed on life, accident and health and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  The risk-based capital ratios for each of Standard Security Life, Madison National Life and Independence American Insurance Company exceed such minimum ratios.

EMPLOYEES

We recognize that sustainable human capital complements and contributes to superior longer-term financial performance. We believe that our employees are our greatest assets. Our continued success and growth depends, in large part, upon the efforts of our employees and on our ability to attract and retain highly qualified personnel.

At December 31, 2020, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 550 employees.

ITEM 1A.RISK FACTORS

Risks related to our Business

We continue to face risks related to the ongoing Coronavirus (COVID-19) pandemic that could impact our sales, operating results and financial condition.

Sales of our healthcare products, results of operations, and the overall financial condition of the Company could be adversely affected to the extent that the COVID-19 or any other epidemic or health care emergency harms the economy, our industry or the Company specifically. The COVID-19 outbreak situation is very fluid and we continue to closely monitor developments related to the COVID-19 pandemic to assess its ongoing impact on our business and operations, specifically:

•Many regulators have mandated that insurers cover COVID-19 testing costs, and in some cases costs for related treatment and vaccines, as well as waiving any applicable deductible and coinsurance member payments. These mandates are primarily directed at major medical carriers, but a minority include STM insurance products.  Attempts to extend these mandates beyond STM will likely not impact our supplemental products. Additionally, some states are requiring coverage for telehealth services. Mandated extended coverage of COVID-19 claims may negatively impact the Company’s operating results, cash flows and financial condition as such extended coverage was not contemplated in the initial product pricing.  Even though we have experienced lower overall utilization for non-COVID related expenses within our STM block that is enough to absorb expected cost increases related to COVID related claims so far, this may change in the future depending on the further outcome of the virus impacts and other related regulatory actions.

•Widespread unemployment due to the unprecedented state-mandated shutdowns of businesses could mean that policyholders may be unable to meet their obligations to pay premiums on our health, disability, life and pet policies. An increase in delayed, delinquent or non-collectable payments from customers may lead to cash flow volatility or shortfalls.  Additionally, some regulators have mandated that insurers provide an extended grace period for premium collection and some require payment of claims during the grace period.  Additional legal and regulatory responses include changes to insurance policy conditions such as suspension of cancellations and extensions of proof of loss deadlines. Some states have limited the impact to major medical insurance, while others have applied it to all policies in their states. These mandates may negatively impact the Company’s operating results and cash flows.

•The hiring and licensing by our marketing companies of sales agents who sell Medicare advantage and Medicare supplement as well as other products may be delayed, as many state regulators have limited licensing services. This may impact any future growth of the Company’s call centers and career agents, and negatively impact expected sales of these products and our financial results.

•Changes in utilization of medical facilities and services, medical expenses and other costs as a result of the impact of COVID-19 decrease the predictability of Medicare and Medicaid rates.

•Slower growth in STM sales as policyholders focus on acquiring coverage under special enrollments for ACA policies may negatively impact our sales of such products and our operating results.

•Higher unemployment could adversely affect our disability lines of business.

•Continued mandatory shut down orders may cause smaller companies to go out of business, impacting our DBL and PFL lines.

•Possible mandated coverages by regulators for other lines of business could adversely increase benefits with no increase in premiums.

•Having our employees work from home could cause reductions in our operating effectiveness. Most of our employees continue to work remotely in an effort to mitigate the spread of COVID-19, which may impair our ability to manage our business or exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our members or other third parties.  Further, we will incur additional expenses to allow employees to work remotely and to help expand the safety of our employees.

•COVID-19 or any similar pandemic could increase mortality in our life products.

•The COVID-19 pandemic has also contributed to significant volatility in financial markets, including declines in equity markets, changes in interest rates and overall reduced liquidity in the investment markets.

•Our cost of reinsurance for policies many increase and/or we may have difficulty in finding reinsurance. Reinsurers may dispute, or seek to reduce or eliminate, coverage on policies as a result of any changes to policies or practices we make as a result of the COVID-19 pandemic.

The extent of Covid-19’s impact on our business and operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, including, but not limited to, the transmission rate, duration and spread of the outbreak, its severity, vaccine efficacy, the extent and effectiveness of the actions taken to contain the spread of the virus and address its impacts, and how quickly and to what extent normal economic and operating conditions can resume.

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

We set the premium rates on our insurance policies based on facts and assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, maintenance costs to administer the policies and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors, but we cannot predict with certainty the future actual claims on our products. If our actual claims experience proves to be less favorable than we assumed our financial results will be adversely affected. If we are unable to raise premium rates to the extent necessary to offset the unfavorable claims experience due to the cyclical insurance marked or regulatory restraints, our financial results will be adversely affected.

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

Ratings are an important factor in establishing the competitive position of insurance companies and are important to maintaining public confidence in our insurance companies and our products, and our ability to market our products. Standard Security Life, Madison National Life and Independence American Insurance Company are all rated “A-” (Excellent) by A.M. Best Company, Inc.  A.M. Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The ratings of our carriers are subject to periodic review by A.M. Best, and we cannot assure the continued maintenance of our current ratings.

Our reliance upon third party administrators and other outsourcing arrangements may disrupt or adversely affect our operations.

We depend, and may in the future increase our dependence, on third parties for significant portions of our operations, including claims processing, premium billing, claims management, claims payment and voice communication services, and other systems-related support. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. There can be no assurance that any conversion or transition of business process functions from the Company to a vendor or between vendors will be seamless and these projects could result in significant operational challenges that cause financial difficulties. In addition, if our relationships with our outsourcing partners are significantly disrupted or terminated for any reason or if the financial terms of such outsourcing partners change materially, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. A change in service providers, or a move of services from a third party to internal operations, could result in significant operational challenges, a decline in service quality and effectiveness, increased cost or less favorable contract terms.  As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

Our financial condition and results of operations could be materially adversely affected if our third party administrators, managing general agents, general agents or other producers exceed their authorities, otherwise breach obligations owed to us or commit fraud.

In connection with certain lines of business and insurance programs, we authorize third party administrators, managing general agents, general agents and other producers to write business and/or settle claims on our behalf within underwriting and claims settlement authorities prescribed by us. These parties pay claim amounts to the clients that have purchased insurance from us. If such an intermediary were to fail to pass such a payment through to the claimant or policyholder, we may remain liable for the deficiency because of applicable local laws or contractual obligations. Likewise, when a customer pays its policy premium to an agent or third party administrator for further remittance to us, that premium is generally considered to have been paid and the client is no longer liable for such amount even if we do not actually receive the premium. Consequently, we assume a degree of credit risk associated with the intermediaries we use with respect to our insurance and reinsurance business.  Further, we have less control and supervision over these underwriters and claims staff than our own employees and rely on the controls of our agents to write business within the underwriting authorities and settle claims within guidelines provided by us. Although we monitor our business on an ongoing basis, our monitoring efforts may not be adequate and our agents may exceed their underwriting authorities or otherwise breach their obligations owed to us. To the extent that our agents exceed their authority, otherwise breach their obligations owed to us or commit fraud, this may result in a material adverse effect upon our financial condition and results of operations.

Reinsurers’ failure to perform or adverse developments in the business retained may expose us to risks that we had sought to mitigate.

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

Our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results.

Some of our lines of business are dependent on a concentrated number of strategic partners and referral sources from whom we obtain leads to support sales of insurance policies.   The loss of one or more of these strategic partners and lead suppliers could significantly limit our ability to access target markets.

Our dependence on a concentrated number of strategic partners and third-party referral sources for new customers creates a risk that the termination of such relationship will lead to a significant reduction in revenues and revenue growth.

Any inability to secure, maintain or effectively manage relationship with strategic partners could have a material adverse effect on our revenue and operating results.  Further, a material reduction of new referrals from any of our significant referral sources would harm our financial results.

We may be unsuccessful in competing against larger or better-established business rivals.

We compete with a large number of other companies in our selected lines of business.  We face competition from specialty insurance companies, and from diversified financial services companies and insurance companies that are much larger than we are and that have greater financial, technical, marketing and other resources. Some of these competitors also have greater experience, longer operating histories, larger customer bases, and more market recognition than we do in certain lines of business. In addition, some of our competitors may seek to consolidate through mergers and acquisitions or enter into strategic alliances. These consolidated entities and alliances may use their enhanced market power and broader capital base to take business from us or to drive down pricing, which could adversely affect the results of our operations.  Failure to compete effectively against current or future competitors could result in loss of current or potential customers, which could adversely affect pricing, lower revenue, prevent us from maintaining profitability and diminish brand strength.  There can be no assurance that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

We may be unsuccessful in our continued efforts to execute on our strategies to diversify sources of income.

We have devoted significant effort and financial resources to build new products, distribution and service capabilities to diversify our product portfolio. We aim to continue implementing our strategies while maintaining current positions of strength in our existing businesses, as well as maintaining the strength of our balance sheet. Our success will depend on a number of factors, including our ability to achieve  name recognition, accurately predict market trends, differentiate our product offerings from our competitors’ products, provide excellent customer service, attract and retain skilled employees, maintain comprehensive focus on all company priorities, develop new products in a timely manner and achieve market acceptance, effectively implement new technology and operational platforms, deepen our existing distribution relationships and add new distribution partners, and set appropriate prices for our products. If we do not successfully build brand awareness and grow market share, the business could stagnate or be adversely affected, which would harm operating results and financial condition.

If we fail to effectively manage our growth, our business, operating results and financial condition may suffer.

We have recently experienced, and expect to continue to experience, significant growth, which has stressed operations, infrastructure and financial systems, and may also result in increased costs. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.  Furthermore, in order to successfully expand our business, we need to hire, integrate and retain highly skilled and motivated employees and continue to improve our existing systems for operational and financial management. These improvements could require significant capital expenditures and place increasing demands on our management. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.

In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses.  In addition, if we are not able to improve, refine or revise our systems and operational practices to integrate the acquisition, and enlarge the scale and scope of our business, our business may be adversely affected.  Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals, and developing and capitalizing on new relationships with experienced market participants. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

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

In the conduct of our business, we are subject to privacy regulations and to confidentiality obligations. Our business depends on our clients’ and customers’ willingness to entrust us with their sensitive personal information.  The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state and industry levels.  For example, the collection and use of patient data in our health insurance operations is regulated by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain other activities we conduct, are subject to the privacy regulations of the Gramm-Leach-Bliley Act. HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements.  In addition, we also have contractual obligations to protect certain confidential information we obtain from our existing vendors, partners and policyholders. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

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

We have risks from the Paid Family Leave Risk Adjustment Program.

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

Group life and disability insurance may also be affected by the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with favorable risk characteristics, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks, natural disasters, and pandemic health events, which may also affect the cost of and availability of reinsurance coverage.  Although pricing and renewal actions can be taken in reaction to higher claim rates, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. It is difficult to predict how the above factors will affect our business, financial condition or results of operations.

If we are unable to grow our pet insurance customer base and maintain high retention rates, our growth prospects and revenue will be adversely affected.

Our ability to grow the pet insurance business depends on expanding and retaining our customer base.  We are focused primarily on expanding market share, and our primary competitive challenge is to educate pet owners as to the need for pet insurance and what makes our products attractive.  The promotion of our brands will require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, the acquisition of leads and policyholders may become increasingly more expensive.  We have made and will to continue to make substantial investments in enrollment functionality of our websites (www.mypetinsurance.com, www.petplace.com, www.petpartners.com and www.AKCpetinsurance.com), our TailTrax app, the education of our sales and service staff, and activities that generate traffic to our web properties, increase customer engagement and enhance the customer experience. If the expenses that we incur in connection with these activities do not result in sufficient growth in customers to offset the cost, our business, operating results and financial condition will be adversely affected.

Obtaining quality insurance sales leads is important to our pet business, but our ability to convert leads to policy sales is also a key success factor. Many factors impact conversion rate, including lead quality. If lead quality diminishes, conversion rates will be adversely affected.  If competition for customers increases, our conversion rates may decline, even absent a degradation in lead quality. If our conversion rate does not meet expectations, our business may be adversely affected.

Our pet insurance business may be affected by changes in the economic environment as it is deemed by many to be discretionary. Pet owners may reduce or eliminate discretionary spending during an economic downturn, resulting in an increase in terminations, a material reduction in retention rate, and a reduction in the number of new policyholders. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.

Market and Financial Risks

Our investment portfolio is subject to various risks that may result in realized investment losses.  In particular, decreases in the fair value of fixed maturities may greatly reduce the value of our investments, and as a result, our financial condition may suffer.

We are subject to credit risk in our investment portfolio. Further, the value of our investments may be materially adversely affected by increases in interest rates, downgrades in the preferred stocks and bonds included in our portfolio and by other factors that may result in the continued recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

In particular, at December 31, 2020, fixed maturities represented $406.6 million or 85.9% of our total investments of $473.6 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions and generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2020, 99.5% of the Company’s fixed maturities were investment grade and continue to be rated on average AA, all of the fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value).  In a worst-case scenario, the issuer could default on its payment or performance of its obligations, which could reduce our investment income and realized investment gains or result in the continued recognition of investment losses associated with the impairment of the securities.

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

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

Prior to the U.S. presidential election, President Biden provided some informal guidance on what tax law changes he would support. Among other things, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28% and a new alternative minimum tax on book income.   If enacted, the Company’s effective tax rate could materially change as a result of changes in tax laws.  If President Biden’s proposals are ultimately enacted into law, in whole or in part, they could materially impact our tax provision, cash tax liability and effective tax rate.  The impact of current and future fiscal policy changes are unknown and could affect our business and financial condition.

Our earnings could be materially affected by an impairment of goodwill.

Goodwill represented $74.9 million of our $1.1 billion in total assets as of December 31, 2020. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions revenue per approved member.

We recognize revenue for certain non-IHC carrier products policies that we have issued since January 1, 2020 based upon the total expected commissions we expect to receive over the life of the underlying polices, net of a constraint. We recognize commission revenue at the time the application for the policy is issued by the carrier equal to the estimated commissions we expect to collect over the lifetime of the policy. The constrained lifetime value (“LTV”) for each product line is an estimate and is based on a number of assumptions, which include, but are not limited to, estimated product duration related to member cancellation timing, forecasted commission amounts we expect to receive per issued member, carrier mix, the regulatory environment, and cancellations of insurance products offered by our carrier partners with which we have a relationship. These assumptions incorporate management’s judgment.

As we continue to evaluate our LTV estimation models, we may in the future make further changes based on a number of factors and such changes could result in increases or decreases in our revenue.  These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends and in applying the constraints. Changes in our historical trends will result in changes to our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained LTVs, increased health insurance policy termination or a reduction in the lifetime commission amounts we expect to receive for selling the product to a member or other changes could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write off the remaining commission receivable balance, which would adversely impact our business, operating results, and financial condition.

The forecasted average product duration is a significant factor in our estimation of constrained LTV. We receive commissions when we place health insurance policies with carriers with whom we are contracted to represent. When the member terminates coverage, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average product duration and health insurance policy termination rate are calculated based on our historical data by product and distribution type. As a result, our inability to produce accurate forecasted average product and distribution type duration may adversely impact our business, operating results and financial condition.

Commission rates are a part of the significant factors in our estimation of constrained LTVs. The commission rates we receive are impacted by a variety of factors, including the particular health insurance products chosen by our members, the carriers offering those policies, our members’ state of residence, the laws and regulations in those jurisdictions, the average premiums of policies purchased through us and health care reform at the state and federal levels. Our commission revenue per member could decrease in the future as a result of reductions in contractual commission rates, the loss of a major carrier contract, a change in the mix of carriers whose products we sell during a given period, and increased health insurance policy termination rates, all of which are beyond our control and may occur on short notice. To the extent these and other factors cause our commission revenue per member to decline, our revenue may decline and our business, operating results and financial condition would be harmed.

Legal and Regulatory Risks

Changes in regulation, or the application thereof, may reduce our profitability and limit our growth.

Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. Further, state insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations or in interpretations or enforcement thereof, enactment of new laws or regulations, or new judicial decisions affecting the insurance industry, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.  Such changes to insurance laws or regulations, or new insurance laws and regulations, may be more restrictive than current laws or regulations and could significantly increase our compliance costs.   We cannot predict what impact, if any, the results of these studies or other such proposals, if enacted, may have on our financial condition, results of operations, prospects for growth and cash flows.  If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

Changes to health insurance laws may adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, actions at the federal level have affected and will likely continue to affect our business. Since the ACA became law in March 2010, it has caused sweeping and fundamental changes to the U.S. health care and health insurance industries. We anticipate that the Biden Administration will work to strengthen the ACA.  We will continue to monitor efforts to strengthen the ACA and reassess our business strategies accordingly. We will also monitor the changes proposed by the Biden administration to determine the expected timing of any changes and how they will impact us.  The nature of the changes that this administration will bring both to the ACA and ancillary markets is not known, so we are unable to predict what additional health insurance requirements, if any, will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.  To the extent known, we have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  However, if our plans for operating in the new environment are unsuccessful or are less successful than our competitors, or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

The ACA also affects us as an employer because it significantly affects the provision of both health care services and benefits in the United States.  The ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. We are continually assessing the impact of the ACA on our health care benefit costs.

States may adopt new laws for pet insurance that may adversely affect our operating results and financial condition.

The NAIC may draft model laws that focuses on insurance for pets. States may enact new laws to adopt what the NAIC drafts, or a state may enact its own new laws or regulations that could affect our industry. Many states have considered and may continue to consider proposed legislation that could significantly affect our operations, including, for example, our ability to effect rate increases, to cancel or not issue existing policies, or how to market our product. Implementing changes in order to comply with new laws or regulations could also be time-consuming and costly.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a risk of litigation in the ordinary course of operating our business, including the risk of class actions, regulatory actions and individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, marketing, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits and breaches of fiduciary or other duties to customers. Adverse judgments in one or more of such lawsuits could require us to pay significant damage amounts or to change aspects of our operations.  Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.  Further, industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss and the size of awards, rising jury awards, escalating medical costs, and increasing loss severity may render the loss reserves of our insurance subsidiaries inadequate for current and future losses.  The unpredictability of court decisions in the insurance business could have a material adverse effect on our financial position, results of operation and cash flows.  In addition, the political divisiveness leading, in some cases, to the stalling of the legislative process, may cause judicial activism and result in rulings concerning our products, the way we sell our products, and the profitability of our products, which may result in greater differences in the regulatory approaches of the states.

We are also subject to various regulatory examinations, actions, inquiries and proceedings, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities in the ordinary course of our business.  Our subsidiaries, Standard Security Life, Madison National Life and Independence American Insurance Company, have been selected for a multistate market conduct exam (“MCE”), related to our STM, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017.  In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between the three subsidiaries and the states involved in the MCE, the 5 lead states and the three subsidiaries entered into separate Regulatory Settlement Agreements ("RSAs") on July 14, 2020.  The 37 participating states have adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the consolidated balance sheet in the second quarter and processed payment in October. The Company is also implementing a compliance plan.    Furthermore, increased regulatory scrutiny and any resulting new investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could adversely affect our business.  Even if we ultimately prevail in the litigation, regulatory action or investigation, any such action or proceeding could significantly injure our reputation, cause negative publicity, adversely affect our financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, which could have an adverse effect on our business.

If we fail to comply with extensive state and federal regulations, we will be subject to penalties, which may include fines and suspension and which may adversely affect our results of operations and financial condition.

A large portion of our business depends on our compliance with applicable laws and regulations.  Some states have imposed time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable, for any reason, to comply with these requirements, it could result in substantial costs to us and could materially adversely affect our results of operations and financial condition.

In addition, our business depends on our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew, revoke or deny licenses and approvals.  In some instances, we follow practices based on our interpretations of regulations, or interpretations that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities.  If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance-related activities or otherwise penalize us. That type of action could have a material adverse effect on our business.

We may not receive approval for changes to an existing product, for a proposed new product or for pricing changes, or we may not receive such approvals in a timely manner.

States require licensure and regulatory approval prior to marketing new insurance products or changing premiums for existing products. From time to time, we seek updates to our existing products. We may also introduce new products which make changes that are more extensive to the product approved in a state. We may reevaluate and seek changes to product pricing, subject to the review and approval of the state regulators, who may reduce or disallow pricing changes. Such review has in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve targeted profitability, which could adversely affect our operating results and financial condition. A delayed approval may require us to raise rates more quickly than we otherwise may desire. This could tarnish our reputation with new and/or existing customers and reduce retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

The failure to comply with rules and regulations regarding the protection of our customers’ confidential information and privacy could expose us to substantial liability.

The NAIC has adopted an Insurance Data Security Model Law, which, if adopted by a state will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors.  The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, and we expect that additional states will begin adopting the model law, although it cannot be predicted whether or not, or in what form or when, they will do so. We are currently evaluating these regulations and their potential impact on our operations.  In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state).  For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking, insurance entities and other financial services institutions under its jurisdiction, effective as of March 1, 2017, that requires them to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State's financial services industry.” We have established a cybersecurity program in place outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation and continue to evaluate this regulation and its potential impact on our operations, but depending on its implementation, we may be required to incur significant expense in order to meet its requirements.  We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

ITEM 1B.UNRESOLVED STAFF COMMENTS

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

Independence American Insurance Company

Independence American Insurance Company leases 12,253 square feet of office space in Phoenix, Arizona for its actuarial, agency and administrative operations.

IHCSB

IHCSB leases 8,479 square feet of office space in St. Louis Park, Minnesota as its corporate headquarters; 14,209 square feet of office space in Tampa, Florida and 10,297 square feet in Milwaukee, Wisconsin for call center operations.

PetPartners

PetPartners leases 7,006 square feet of office space in Raleigh, North Carolina as its corporate headquarters.

Torchlight

Torchlight leases 4,600 square feet of office space in Philadelphia, Pennsylvania as its corporate headquarters.

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”).  In the action, which is currently stayed, the Plaintiff seeks contractual payments allegedly owed by Standard Security Life and Madison National Life totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  During the stay, two arbitrations involving the same parties proceeded.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020 and recorded it in other income on the Consolidated Statement of Income in the third quarter.  The second arbitration resulted in no monetary obligations owed by any of the parties.  The Defendants have not had to file an answer in the Texas Action.  At the point they do have to file an answer to the Complaint, they will assert a variety of defenses, set-offs and counterclaims.

Multistate Market Conduct Examination (MCE)

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American Insurance Company were selected for MCE related to our STM, limited medical and fixed indemnity limited health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) served as lead states, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance served as the managing lead states of the MCE. In addition to the five lead states, 37 other states participated in the MCE. Each of Standard Security Life, Madison National Life and Independence American Insurance Company responded to inquiries and document production requests in the MCE and proactively communicated and cooperated with the applicable regulatory agencies for the MCE. Each of these subsidiaries also provided a detailed action plan to regulators that summarized its enhanced compliance and control mechanisms.

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on

July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter and processed payment in October 2020. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

ITEM 4.MINE SAFETY DISCLOSURES

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2020	$43.43	$36.64
September 30, 2020	41.51	27.92
June 30, 2020	32.92	22.00
March 31, 2020	43.60	22.48

QUARTER ENDED:
December 31, 2019	$42.60	$36.80
September 30, 2019	39.40	35.76
June 30, 2019	39.26	33.37
March 31, 2019	41.04	34.63

IHC's stock price closed at $41.00 on December 31, 2020.

Holders of Record

At March 05, 2021, the number of record holders of IHC's common stock was 1,276. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared cash dividends of $.22 per share on its common stock on both March 16, 2020 and December 11, 2020, for a total annual dividend of $.44 per share.

IHC declared cash dividends of $.20 per share on its common stock on both March 18, 2019 and December 10, 2019, for a total annual dividend of $.40 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2016, the stockholders approved the Independence Holding Company 2016 Stock Incentive Plan and in November 2020 approved amendments to that plan (the”2016 Plan, as amended”).

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price of	Future Issuance Under
Plan Category	of Outstanding Options	Outstanding Options	Compensation Plan

Equity Compensation Plan
Approved by Shareholders	786,380	$32.16	368,599

Tender Offer

On April 24, 2020, IHC commenced a tender offer to purchase up to 1,000,000 shares of its common stock at a price per share of $27.00, net, to the seller in cash. On May 21, 2020, at the close of business, the offer expired and the Company accepted for purchase 36,377 shares of its common stock at $27.00 per share, for an aggregate purchase price of $982,000.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of December 31, 2020, 1,538,991 shares were still authorized to be repurchased.

Share repurchases during the fourth quarter of 2020 are summarized as follows:

2020
			Maximum Number
		Average Price	of Shares which
Month of	Shares	of Repurchased	can be
Repurchase	Repurchased	Shares	Repurchased

October	7,250	$38.22	1,544,252
November	558	$38.30	1,543,694
December	4,703	$38.61	1,538,991

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life, Madison National Life, and Independence American Insurance Company; and (ii) its marketing and administrative companies consisting of IHCSB, IBG, My1HR and a majority interest in PetPartners (collectively the “IHC Agencies”) and its lead generation company, Torchlight. Standard Security Life, Madison National Life and Independence American Insurance Company are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

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

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to specialty health, disability, DBL and PFL, mortality rates with respect to life insurance, and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers.  Management has always focused on managing the costs of its operations.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, a global health pandemic and the United States declared a national health emergency. COVID-19 has led to large scale disruption in the global economy, market instability and widespread unemployment in the United States.

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

Coronavirus (COVID-19) that could impact our sales, operating results and financial condition” in Item 1A. Risk Factors.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	2020	2019

Revenues	$443,864	$374,448
Expenses	414,014	349,100

Income before income taxes	29,850	25,348
Income taxes	10,732	12,659

Net income	19,118	12,689
(Income) from noncontrolling interests	(237)	(293)

Net income attributable to IHC	$18,881	$12,396

•Income from operations of $1.28 per share, diluted, for the year ended December 31, 2020 compared to $.83 per share, diluted, for the same period in 2019;

oNet income for the year ended December 31, 2020 includes the recognition of an Arbitration Award with a former TPA (as described in Note 16) amounting to $3.7 million, net of associated legal expenses and income taxes and includes $3.7 million of expenses, net of taxes, for compliance with the MCE related to our STM, limited medical and fixed indemnity limited benefit health insurance products for the period of January 1, 2014 through September 30, 2017, also discussed in Note 16;

oFor the years ended December 31, 2020 and 2019, the Company accrued $25.0 million and $10.7 million, respectively, of estimated amounts that the Company paid or will potentially pay into the New York State adjustment pool as a result of IHC having significantly better experience with its PFL business than that of the industry as a whole;

oSelling, general and administrative expenses for the year ended December 31, 2019 include $4.2 million of bad debt expense;

oIncome taxes for the years ended December 31, 2020 and 2019 include increases of $4.5 million and $7.9 million, respectively, in the valuation allowance of the Company’s wholly-owned subsidiary, AMIC Holdings, Inc. (“AMIC”), due to the reduction of estimated tax benefits from the expected utilization of AMIC’s net operating loss carryforwards that either expired in 2020 or will expire in 2021. Earnings expectations decreased relative to the remaining period that AMIC’s net operating loss carryforwards are available to offset income and therefore necessitated an increase in the valuation allowance.

•Consolidated investment yields (on an annualized basis) of 2.3% and 3.0% in 2020 and 2019, respectively;

•Book value of $32.08 per common share at December 31, 2020 compared to $30.92 at December 31, 2019; and

•Results for 2020 in the Specialty Health segment were impacted by COVID-19 during 2020. We expected that sales of STM might have grown more if not for displaced workers taking advantage of Special Enrollment Periods for ACA coverage, and the subsidies provided through Advanced Premium Tax Credits, as well as employers continuing to offer employer sponsored coverage to furloughed workers. Evolving regulatory mandates for testing and treatment coverage, the length and severity of the outbreak, claims activity, and impacts on payment of premiums have not had a significant impact on the 2020 results to date, however, we may incur additional expenses in 2021 relating to possible COVID-19 related claims activity and possible non-payment of premiums as the full effects of the outbreak continue to unfold. To date, we have experienced lower utilization related to the deferral of services which more than offset the extra incurred costs mentioned previously.  It is still unpredictable how this level of deferred utilization will reverse or not in the future but emerging results will continue to be monitored.   Results for the Group disability, life, DBL and PFL segment were not materially impacted by COVID-19 from an aggregate claims standpoint.  Decreases in incidence rates for disability products earlier in the year returned to near historical averages later in the year.  The life incidence rate was not affected by COVID-19 in aggregate. Premiums decreased in the DBL business as a result of higher unemployment and the loss of smaller groups that have gone out of business due to COVID-19.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $4.3 million of income before taxes for the year ended December 31, 2020 compared to $7.8 million for the comparable period in 2019. The decrease in 2020 when compared to 2019 is primarily due to: (i) $3.7 million of expenses for compliance with the MCE; (ii) shift in product mix in 2020 to higher earned premium from somewhat higher loss ratio products than those impacting 2019; (iii) increased costs related to overall infrastructure improvements in lead generation capabilities and sales automation platforms at IHC Specialty Benefits, Inc. without a meaningful increase in sales yet; partially offset by (iv) other income of $5.6 million for the recognition of an arbitration award received in 2020.

oPremiums earned increased 7.2% or $12.8 million for the year ended December 31, 2020 over the comparable period in 2019. Increases in premiums from the pet and STM lines were partially offset by decreases in premiums from fixed indemnity limited benefit, group gap, occupational accident and group health modified indemnity lines of business;

oUnderwriting experience, as indicated by its U.S. generally accepted accounting principles (“GAAP”) Combined Ratios, for the Specialty Health segment are as follows for the years indicated (in thousands):

	2020	2019

Premiums Earned	$190,755	$177,991
Insurance Benefits, Claims & Reserves	84,219	75,539
Expenses	94,738	82,666

Loss Ratio	44.2%	42.4%
Expense Ratio	49.7%	46.4%
Combined Ratio	93.9%	88.8%

(A)Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

oThe higher loss ratios in 2020 primarily reflects the broadening of the mix of business, with a higher concentration of product lines with lower profit margins. The higher expense ratio in 2020 is primarily due to $3.7 million of expenses for compliance with the MCE as well as changes in the mix of products in the Specialty Health segment.

•Income before taxes from the Group disability, life, DBL and PFL segment increased $11.4 million in 2020 compared to the prior year.  The increase in 2020 primarily reflects an increase in PFL profitability due to increased premium rates partially offset by benefits recorded for a potential risk adjustment payment amounting to $25.0 million in 2020, as compared to $10.7 million in the 2019, associated with the Company’s PFL product due to estimated amounts that the Company may have to pay into the New York State adjustment pool as a result of IHC’s experience with PFL being significantly better than that of the industry as a whole. In addition, DBL had favorable premium reserve adjustments offset by higher loss ratios and unfavorable loss development in the Group STD line of business and, beginning in third quarter 2020, a decrease in DBL premium volume as a result of higher unemployment due to COVID-19.

•The Individual life, annuities and other segment in run-off reported an insignificant amount of income before income taxes in 2020 compared with losses before income taxes of $1.1 million in 2019;

•The Corporate segment reported losses before tax of $9.0 million for the year ended December 31, 2020 compared to $7.1 million for the same period in 2019. The change is primarily due to lower annualized yields on investments in 2020 and less income from equity method investments, partially offset by lower compensation expenses in 2020;

•Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2020	2019

Specialty Health	$197,111	$183,772
Group disability, life, DBL and PFL	232,015	189,400
Individual life, annuities and other	19,315	21,231

	$448,441	$394,403

Net Premiums Earned:	2020	2019

Specialty Health	$190,755	$177,991
Group disability, life, DBL and PFL	206,712	160,702
Individual life, annuities and other	63	48

	$397,530	$338,741

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

Fee Income Revenue Recognition

Fee income includes fees and commissions for various sales, marketing and administrative services provided by the IHC Agencies and lead generation company. Revenue is recognized as these services are performed in an amount that reflects the consideration we expect to be entitled to in exchange for these services.

The Company utilizes the following five-step approach to recognize revenue from contracts with customers:

(1)identification of the contract, or contracts, with a customer;

(2)identification of the performance obligation in the contract;

(3)determination of the transaction price;

(4)allocation of the transaction price to the performance obligations in the contract; and

(5)recognition of revenue when, or as, we satisfy a performance obligation.

Commission revenues result from the sales of certain policies by the IHC Agencies on behalf of multiple unaffiliated insurance carriers. The Company has identified the unaffiliated insurance carriers as its customers. A significant portion of our commission revenues are recorded at a point in time based on expected constrained LTV that represent expected commissions to be received over the lifetime of the policies sold. These policies primarily consist of senior products, such as Medicare Advantage, Medicare Part D prescription drug plans and Medicare Supplement plans, as well as ACA plans and small group stop-loss. Commission rates are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Other commission revenues are recorded over a period of time commensurate with the performance of certain policy retention and renewal services. In circumstances where the contract is terminable at any time by either party, commission revenues are recorded when consideration is received to the extent it is nonrefundable.

Constrained LTV commissions are recorded at a point in time upon the issuance of a policy by the unaffiliated insurance carrier. It is at this point the performance obligation is considered satisfied. No significant additional performance obligation occurs with renewal of the initial policy. IHC records substantially all of the anticipated revenue from these policies on this date, adjusted for certain expected constraints. Various factors are analyzed to estimate the constrained LTV commissions. These include, but are not limited to, commission rates, carrier mix, contract amendments and terminations, estimated average plan durations, cancellations and non-renewals. After our initial estimate and constraints are made, the Company reassesses its estimates and constraints at the end of each reporting period. We recognize any material impact of changes to commission revenue in the period when the changes are made to the assumptions we use to calculate constrained LTV or previously estimated constrained LTV already recognized as revenue.

Revenues for administrative services, such as premium collections, client services and claims processing, all considered to be a single performance obligation, are recognized over time as these services are performed. One of our agencies administers a block of pet business for an unaffiliated pet insurer that is in run-off and, until its sale in June 2020, another one of our agencies administered occupational accident plans including injured-on-duty accident plans and employer liability plans, and self-funded workers’ compensation plans. The Company has identified the unaffiliated insurance carriers as its customers. Some payments are received monthly or quarterly over the underlying policy period which is shorter than the life of the administrative period. A portion of these payments, in addition to any payments that are received as a lump-sum in advance, are recorded as deferred revenues and recognized in income over the life of the administrative contracts.

Revenues for marketing services, primarily STM, Fixed Indemnity Limited Benefit and other ancillary policies, are recognized over time. The Company has identified the unaffiliated insurance carriers as its customers. The Company receives fees for these marketing services each month based on a flat fee times monthly enrollment figures.

Revenues for the use of our INSX cloud-based enrollment platform are recognized over time. This platform enables brokers and agents to quote and enroll consumers in ACA plans as well as ancillary health products. In this case, the independent brokers and agents are the customers and they are charged a monthly fee for the right to use the hosted cloud software. Amounts received in advance (annually or quarterly) are recorded as deferred revenues and recognized in income over the life of the contract.

Certain IHC subsidiaries earn fees for various lead and referral services. Each service has one performance obligation which is satisfied at a point in time when a lead is transferred to the customer or a referral results in a completed application. The Company has identified the unaffiliated insurance carriers as its customer. All prices are specified in the applicable contract.

IHC Agencies also earn fees from policyholders for: (i) the convenience of paying for pet premiums in installments or by credit card; and (ii) the submission of online application or enrollment forms for various products. These fees are earned, and simultaneously received, from the policyholder/applicant at the point in time premium payments are made or online applications/enrollments are submitted.

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

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2020, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $3.7 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as commission expense.

The gross liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2020
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$39,220	$4,235	$43,455
Group disability, life, DBL and PFL	97,881	26,521	124,402
Individual life, annuities and other	7,968	3,407	11,375
	$145,069	$34,163	$179,232

	December 31, 2019
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$42,173	$55	$42,228
Group disability, life, DBL and PFL	87,654	24,969	112,623
Individual life, annuities and other	7,640	2,311	9,951
	$137,467	$27,335	$164,802

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

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The NYSDFS can order the Company to refund a portion of the premium, to each policyholder, to meet the mandated minimum loss ratio requirements.  The Company adjusts this premium refund reserve each year based on its loss ratio in relation to the mandated minimum loss ratio requirements. With respect to PFL, policy benefits and claims associated with the premiums earned are established using a completion factor methodology. As this is the third year of this product, the completion factors used were based on the PFL payment patterns developed during 2018, 2019 and 2020. Since the NYSDFS established a risk adjustment program, the Company is required to record in its financial statements an accrual for a potential payment to, or recovery from, the risk adjustment program depending on how its loss ratio compares to the industry wide loss ratio. To determine the amount of this risk adjustment, knowledge of industry wide performance is necessary. The NYSDFS does not share the industry loss ratio data for the current reporting year until the following year.  However, the Company uses available unaudited industry information to make its best estimate of its potential payment or refund under the risk adjustment program until actual information is available.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2020. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2020 and 2019. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

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

Investments

The Company classified all of its fixed maturities as available-for-sale. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss). Fixed maturities available-for-sale totaled $406.6 million and $385.0 million at December 31, 2020 and 2019, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Equity securities are carried at fair value. Realized gains and losses on fixed maturities available-for-sale and equity securities are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Goodwill and Other Intangible Assets

Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level that is equivalent to an operating segment or one level below an operating segment, referred to as a component.  Goodwill associated with the Specialty Health operating segment and the Group component of the Group disability, life, DBL and PFL operating segment were tested for impairment at December 31, 2020. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method that included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense.  No impairment charge for goodwill was required in 2020 or 2019.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2020 or 2019.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Information by business segment for the periods indicated is as follows (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2020	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$190,755	$2,617	$30,729	$84,219	$135,560	$4,322
Group disability,
life, DBL and PFL	206,712	7,111	946	123,263	58,350	33,156
Individual life,
annuities and other	63	898	1,450	735	1,602	74
Corporate	-	1,151	86	-	10,285	(9,048)
Sub total	$397,530	$11,777	$33,211	$208,217	$205,797	28,504

Net investment gains						1,346
Income before income taxes						29,850
Income taxes						10,732
Net income						$19,118

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2019	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$177,991	$4,330	$11,502	$75,539	$110,527	$7,757
Group disability,
life, DBL and PFL	160,702	7,774	562	97,335	49,894	21,809
Individual life,
annuities and other	48	1,300	327	1,247	1,557	(1,129)
Corporate	-	2,239	3,614	-	13,001	(7,148)
Sub total	$338,741	$15,643	$16,005	$174,121	$174,979	21,289

Net investment gains						4,705
Net impairment losses recognized in earnings						(646)
Income before income taxes						25,348
Income taxes						12,659
Net income						$12,689

Premiums Earned

In 2020, premiums earned increased $58.8 million over the comparable period in 2019. The increase is primarily due to: (i) a $46.0 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily as a result of a $36.0 million increase in PFL premiums due to an increase in rates, a $4.3 million increase in group term life business due to increased retention, a $5.1 million increase in the group STD/LTD lines due to new STD business and increased LTD premium volume, and $2.4 million increase in premiums from other group life business due to a relatively new product (term to 120), partially offset by a $1.8 million decrease in DBL premiums as a result of higher unemployment due to COVID-19; as well as (ii) an increase of $12.8 million in the Specialty Health segment primarily due to increases in earned premiums from the pet and STM lines of $35.8 million and $3.9 million, respectively; partially offset by decreases of $22.3 million in the fixed indemnity limited benefit line, $2.9 million in group gap, $.9 million in occupational accident business and $1.0 million in the group health modified indemnity line.

Net Investment Income

Total net investment income decreased $3.8 million primarily due to the continued decline in interest rates. The overall annualized investment yields were 2.3% and 3.0% in 2020 and 2019, respectively.

Net Investment Gains (Losses) and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $1.3 million in 2020 compared to $4.7 million in 2019.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

In 2020, the Company did not recognize any other-than-temporary impairment losses on fixed maturities available-for-sale. In 2019, the Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income increased $10.1 million in 2020 compared to 2019 primarily due to an increase in the sales of insurance products (primarily senior products, ACA plans and small group stop-loss) by the IHC

Agencies for multiple unaffiliated insurance carriers. The increase in sales of these particular products began in 2020 as a result of new contracts with the unaffiliated carriers and increased distribution channels.

Other income increased $7.1 million in 2020 compared to the same period in 2019. In 2020, other income includes the recognition of a $5.6 million arbitration award received. In 2019, other income included a $3.6 million pretax gain on the sale of an equity investment and $1.3 million of income from partnership investments offset by a $3.7 million impairment loss on an equity investment in Ebix Health Administration Exchange from its carried value to its estimated fair value.

Insurance Benefits, Claims and Reserves

In 2020, insurance benefits, claims and reserves increased $34.1 million over the comparable period in 2019. The increase is principally attributable to: (i) an increase of $26.0 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of a $20.0 million increase in PFL benefits to policyholders due to an increase in PFL premiums as well as a $14.3 million increase in the accrual for a potential risk adjustment payment associated with the NYSDFS risk adjustment program ($25.0 million in 2020 vs. $10.7 million in 2019), a $5.4 million increase in benefits and claims as a result of new STD cases, an increase of $3.3 million in group life business due to increased retentions and $1.0 million in the LTD line, and $3.7 million in reductions on DBL reserves primarily due to lower premium volume and premium refund reserve adjustments; and (ii) an increase of $8.7 million in the Specialty Health segment primarily due to an increase of $18.4 million in pet claims on higher premium volume; partially offset by decreases of $3.9 million in group gap on lower loss ratios and favorable prior year loss development, $3.4 million in the fixed indemnity limited benefit line due to lower premium volume partially offset by higher loss ratios and a $1.4 million unfavorable change in prior year loss development, $.9 million decrease in dental claims assumed as a result of COVID-19 and $1.0 million in the group health modified indemnity business which is in runoff.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $30.8 million over the comparable period in 2019. The increase is principally due to: (i) an increase of $25.1 million in the Specialty Health line of business primarily due to increases in commissions, administrative fees and other general expenses in the STM and pet lines of business from increased premium volume, in addition to increased lead generation expenses for our senior call center, compensation and system development related expenses in our marketing and administrative companies, including the $3.7 million of expenses paid for compliance with the MCE related to our STM, limited benefit and fixed indemnity limited benefit products, partially offset by decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit line; and (ii) an increase of $8.5 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expenses and other general expenses on PFL, group term life and STD/LTD lines of business on increased premium volume; partially offset by (iii) a decrease of $2.7 million in the Corporate segment primarily due to compensation related expenses.

Income Taxes

The effective tax rate was 36.0% in 2020 compared to 49.9% in 2019. Differences between the Federal statutory income tax rate and the Company’s effective income tax rate for 2020 is primarily a result of: (i) the reduction of estimated tax benefits of $4.5 million from the expected utilization of AMIC’s net operating loss carryforwards that either expired in 2020 or are expiring in 2021; (ii) certain non-deductible expenses recorded in connection with the RSA on the MCE discussed in Note 16; reduced by (iii) state and local income tax benefits associated with non-insurance operations; and (iv) the benefit of capital losses attributable to the sale of a subsidiary in 2020. The difference between the Federal statutory income tax rate and the Company’s effective income tax rate in 2019 is primarily a result of the reduction of estimated tax benefits of approximately $7.9 million from the reduction in expected utilization of AMIC’s net operating loss carryforwards that were expiring in 2020 and 2021.

In both years, the reduction in estimated tax benefits from the expected utilization of AMIC’s net operating loss carryforwards is largely due to the reorganization of the Specialty Health segment into specialty health and pet divisions, and the expansion of our D2C and tech-enabled operations, which reduced income for each of the current years and has caused us to reduce our income expectations over the remaining period that AMIC’s net operating loss carryforwards are available to offset income.  Accordingly, this necessitated an increase in our valuation allowance in both 2020 and 2019 to reflect our new expectations of reduced tax benefits from AMIC’s net operating loss carryforward.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group paid cash dividends of $23.5 million and $30.0 million to Corporate in 2020 and 2019, respectively.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, and common stock repurchases.

Cash Flows

The Company had $74.8 million and $24.6 million of cash, cash equivalents and restricted cash as of December 31, 2020 and 2019, respectively.

In 2020, operating activities provided $51.4 million of cash, investment activities provided $13.1 million of cash, primarily for net sales of investment securities net of $13.7 million utilized for business acquisitions. Financing activities utilized $14.4 million of cash, of which $7.5 million was utilized for treasury stock purchases and $6.2 million for dividend payments.

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

The Company had $377.3 million of liabilities for future policy benefits and policy benefits and claims as of December 31, 2020 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. In 2020, cash received from the maturities and other repayments of fixed maturities was $133.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

There were no material negative impacts on the Company’s cash flows or liquidity with regards to COVID-19 during 2020. Depending on the length and severity of the outbreak, it is possible that cash flows may be negatively impacted due to increased claim activity as a result of mandated testing and treatment coverage, as well as delayed policy payments or an increase in cancelled policies due to non- payment in the future.

BALANCE SHEET

The Company had receivables from reinsurers of $357.2 million at December 31, 2020 compared to $363.0 million at December 31, 2019. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2020.

The $10.1 million increase in IHC’s stockholders' equity in 2020 is primarily due to $18.9 million of net income attributable to IHC and $3.0 million of other comprehensive income attributable to IHC reduced by $6.5 million of common stock dividends declared and $7.5 million for treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $8.3 million and gross unrealized losses of $3.0 million on its fixed maturities available-for-sale securities at December 31, 2020. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at December 31, 2020.

Certain fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The insurance, however, does not enhance the credit ratings on these securities. The following table summarizes the credit quality of our fixed maturity portfolio, as rated, at December 31, 2020:

Bond Ratings	As Rated

AAA	16.5%
AA	59.1%
A	20.5%
BBB	3.4%

Total Investment Grade	99.5%

BB	0.5%

Total Fixed Maturities	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(G) (v) of the Notes to Consolidated Financial Statements in Item 8 of this report. The Company did not record any other-than-temporary impairment losses in 2020. In 2019, the Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2020 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$1,237	$-	$1,237

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2020. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment or one level below an operating segment, referred to as a component. Goodwill was allocated to each reporting unit at the time of acquisition.  At December 31, 2020, total goodwill was $74.9 million, of which $70.7 million was attributable to the Specialty Health segment and $4.2 million was attributable to the Group component of the Group disability, life, DBL and PFL segment.

Based upon the goodwill impairment testing performed at December 31, 2020, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  The Specialty Health operating segment exceeded fair value by approximately 5%. The Group Component exceeded fair value by at least 10%.

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

At December 31, 2020, our market capitalization was above the sum of our reporting units’ fair values. However, if in the future we were to experience a sustained decline in our results of operations and cash flows, or other indicators of impairment become known, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2020 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2020	Incurred in 2020

2019	$80,803	$(13,894)
2018	12,539	(571)
2017	4,601	(116)
2016 and Prior	29,866	1,849

Total	$127,809	$(12,732)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2020, together with the key assumptions and changes therein affecting the reserve estimates.

Specialty Health

The Specialty Health segment had a net favorable development of $4.3 million related to prior years primarily from: (i) $1.4 million of favorable development in STM business due to paid claim activity below anticipated levels as medical investigations were completed and as the reliability of claim payment patterns at a newer claim administrator emerged; (ii) $1.5 million of favorable development in occupational accident with $.7 million due from the occupational accident  line in run-off and $.8 million due to the favorable development within the active block of business; and (iii) favorable development in other lines of Specialty Health business; partially offset by (iv) $1.3 million of unfavorable development in the Fixed Indemnity Limited Benefit line due to higher than expected claim severity on a small number of older policies.

DBL and PFL

DBL and PFL business has net favorable development of $3.7 million is primarily due to $2.4 million of favorable adjustments to prior year DBL premium refund reserves, in addition to better than expected DBL claims experience.

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the pricing assumptions to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL.

Group Disability

The Group Disability segment had a net favorable development of $1.7 million Favorable development is primarily due to a reduction in the number of open claims and a reduction in the severity of new claims, specifically, new claims in the LTD line, partially offset by an increase in the overall frequency and severity of claims in the STD line.

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

Life, Annuities and Other

All other lines, primarily life and other individual health products and including our medical stop-loss business in run-off, experienced favorable development of $3.3 million. The favorable development is primarily related to the group term life business due to continued improvements in experience.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. The Company has no long-term debt outstanding at December 31, 2020 or 2019.

OUTLOOK

For 2021, the Company anticipates that it will:

•Continue to invest in the growth of our pet division, which will have underwritten $112 million of premium (approximately 200,000 dogs and cats) as of December 31, 2020, which is a compound annual growth rate of 48% from 2018 to 2020. We expect to continue significant growth in 2021, in particular from our PetPartners distribution channels. The following are highlights of our pet initiatives:

•PetPartners (through its domain www.akcpetinsurance.com) has expanded its relationship with the AKC through extension of their multi-year exclusive license and a multi-year marketing agreement with respect to media outlets owned by the AKC.  This relationship provides PetPartners with unique access to AKC breeders, registrants and consumers of various AKC media channels, with a particular focus on educating new pet registrants as to the need for pet insurance.

•Pet insurance has now become a highly requested employee benefit, which has led us to make it available through worksite marketing. Independence American Insurance Company has begun filing the first group pet insurance policy designed for the worksite and employer markets. United Healthcare and MetLife, Inc. (“MetLife”) (both of which currently access Independence American Insurance Company as their underwriter), and Aflac, have all announced that they will be marketing pet insurance in the worksite market. We currently have agreements in place, or are negotiating, with several insurers interested in co-branding the new Independence American Insurance Company pet product for sales to existing groups and through proven affinity distribution relationships. In order to prepare for this potentially material growth, we are making significant investments in our pet operations, technology and infrastructure to handle the expected volume, including enhancing automation of claims and customer services.

•Independence American Insurance Company will continue to act as underwriter for three well-known companies: MetLife, FIGO and Pets Best.

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

•Invest both our capital and efforts in continuing to develop a fully integrated D2C division, which will generate leads, fully service consumers on-line via automated sales platforms, service consumers both by phone and in-person with licensed agents providing products underwritten by IHC’s carriers as well as other nationally recognized insurers, and manage the consumer relationship and journey via retention and customer service teams and technology.

•Expand in-house capabilities through the “MarTech” acquisition we made in April, which will accelerate proprietary lead generation and direct to consumer growth.  We have rapidly expanded our portfolio of consumer touchpoints across all of our distribution channels, including web domains (www.healthinsurance.org, www.medicareresources.org, www.healthedeals.com, www.marigoldmedicare.com, www.petplace.com, www.petpartners.com, www.akcpetinsurance.com, and www.mypetinsurance.com), call centers, field agents, and social media.  This should improve our cost of sale by: (i) harnessing an in-house marketing team to drive media efficiency and effectiveness, (ii) deploying data science and artificial intelligence to improve lead quality and intent; and (iii) leveraging a proprietary lead marketplace to salvage unused leads and recoup costs.

•Continue to build on the knowledge and experience we’ve gained in the very large market for senior products by selling Medicare products underwritten by leading national insurance companies. These companies include United Healthcare, Aetna, Humana, Anthem and others. We have invested a considerable amount of capital entering this market, and with an estimated 10,000 people aging into Medicare every day, there is a significant opportunity to build a formidable footprint in this space. We have enhanced our SalesForce customer relations management platform, as well as our producer licensing, and consumer and web-based enrollment systems. We continue to build our MarTech infrastructure by developing new brands, acquiring and developing vast data assets, via automated remarketing efforts, and with advanced data analytics, all intended to allow us to generate a significant volume of high-intent consumer leads. In conjunction with continuously increasing our proficiency in efficiently generating leads, we will continue to train additional senior-focused customer care center agents for future enrollment periods. We currently have 38 licensed agents focused exclusively in the Medicare related product space, and expect this number to see a meaningful increase during enrollment periods. As a result of COVID-19, our agents are currently deployed in a work-from-home model, and although we do expect a majority of our agents to return to our physical call centers when possible, we believe that the work-from-home model has proven to be both safe and reliable, and we expect to be able to hire experienced agents that will work within that model moving forward. This allowed us to recruit talent outside of the geographic confines of our three physical call center locations (Tampa, FL; Milwaukee, WI; St Louis Park, MN), and will help to further accelerate what we believe will be meaningful growth in this line of business.  In addition, Independence American Insurance Company has launched its Medicare Supplement product in twenty-nine states, although we do not anticipate substantial sales in the next Annual Enrollment Period (“AEP”) as agents are primarily focused on selling Medicare Advantage at this time.

•Increasingly emphasize sales by IHC Agencies of policies underwritten by non-affiliated carriers, including small group stop-loss, ACA plans and Medicare Advantage and Medicare Supplement plans; for which, they will receive commissions and fees for selling these products and will not bear any of the insurance risk. When they sell products for these other carriers, the IHC Agencies will record revenue based on estimated constrained LTV representing the expected commissions to be received over the lifetime of the policies sold. As these products generally renew for multiple years, and the IHC Agencies do not have any future performance obligations with regards to the renewal process, they will record revenue at the time of sale based on our expected policy duration.  Therefore, due to the change in focus to sales of unaffiliated carrier products in 2020, particularly during AEP, we experienced an increase in commission revenues in the fourth quarter of 2020 and we expect to continue to focus on sales from unaffiliated carriers in the coming year. When we do sell our products instead of ACA, we are focusing on our “cover me to open enrollment” Short-Term Medical product, which provides coverage from the day of sale to January 1st of the following year.  This allows insureds the option of moving to an ACA plan during an open enrollment period without having to pay for days of coverage they don’t need.

•Grow the number of agents using our wholly owned Web Broker, INSX Cloud, to do individual ACA enrollments. When agents utilize the INSX Cloud for enrollments we earn fee income and commission. Additionally, we have specialty health plans on the site that can be enrolled at the same time as the ACA plans which earn underwriting profit for IHC carriers and in certain instances a commission override for the agency.

•Continue to increase our DBL/PFL premiums. Effective January 1, 2018, Standard Security Life began selling a new PFL rider as part of our New York DBL policies.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  The NYSDFS increased the PFL premium rate by 76% for 2020, and further increased the rate by 89% for 2021.

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

•Continue to monitor the COVID-19 outbreak as it evolves. The duration of COVID-19 and its potential effects on our business cannot be certain, we currently cannot predict if there will be a material impact to our business, results of operations or financial condition in 2021. During these unprecedented times of uncertainty and high unemployment surrounding the COVID-19 pandemic, we have fully transitioned our existing sales teams to work from home. Our customer facing agents have transitioned to a full-time work at home model, and although we have implemented enhanced technology solutions, sales may be impacted as COVID-19 continues to develop.

We are well positioned for changes to the healthcare market brought by the Biden Administration. It is expected that the administration will work to expand the ACA by increasing the availability of Advance Premium Tax Credits (a.k.a. subsidies) to more Americans and by lowering the cost paid by many consumers by increasing subsidy amounts. The expectation that the Biden Administration will be more favorable to the individual ACA market is expected to encourage more issuers to enter the market.

Our agencies, including My1HR, will be able to take advantage of the expected growth in this market. The agencies are contracted with many ACA carriers and can quickly scale to add additional issuers. My1HR should see increased revenue as more agents engage in the ACA market. We also are investing in a platform designed to administer Individual Coverage Health Reimbursement Arrangements (“ICHRAs”), a funding mechanism that allows employers to pay for their employee’s individual ACA plans with pre-tax dollars.

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

With the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

Our management identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness in our internal controls over financial reporting for income taxes as noted above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2021 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2021 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2021 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2021 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2021 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 58.

(a) (3) EXHIBITS

See Exhibit Index on page 120.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2021.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:/s/ Roy T. K. Thung

Roy T.K. Thung

Chief Executive Officer

(Principal Executive Officer)

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 16th day of March, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Holding Company and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Policy benefits and claims and Future policy benefits

As described in Notes 1 and 12 to the consolidated financial statements, the Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses for reported and unreported claims and liabilities related to insured events for the Company’s insurance contracts, which totaled $377 million as of December 31, 2020. These loss reserves are based on actuarial assumptions and take into account many factors, including the economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, changes in doctrines of legal liability and damage awards in litigation. The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. For traditional life insurance products, the Company computes the liability for future policy benefits primarily using the net premium method based on anticipated investment yield, mortality, and withdrawals. These methods are widely used in the life insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates that could significantly impact the ending reserve liabilities.

We identified estimation of the reserve for policy benefits and claims and future policy benefits as a critical audit matter because auditing the matter required a high degree of auditor judgment and increased audit effort to evaluate management’s conclusions regarding the reasonableness of the assumptions and factors used in the calculation and presentation of insurance loss reserves.

Our audit procedures related to the estimation and reasonableness of the recorded insurance reserves included the following, among others:

•We obtained an understanding of the relevant controls over the Company’s claims process and the Company’s process for setting reserves for policy benefits and claims and future policy benefits on known reported and unreported claims of insured losses, including the completeness and accuracy of data used in the process, and tested such controls for design and operating effectiveness.

•With the assistance of an actuarial specialist, we evaluated the reasonableness of the methodology, assumptions and data used in the Company’s estimate by:

oComparing reserving techniques and processes used to recognized actuarial practices for the industry;

oEvaluating historical data, including changes and trends in the data and development of prior reserve estimates; and

oTesting on a sample basis, the completeness and accuracy of the underlying data to supporting documentation and testing the mathematical accuracy of the calculations.

Goodwill

As described in Notes 1 and 8 to the consolidated financial statements, the Company has goodwill recorded on the balance sheet totaling $75 million as of December 31, 2020, of which $71 million is allocated to the Company’s Specialty Health segment and $4 million is allocated to the Company’s Group disability, life, DBL and PFL segment. Goodwill carrying amounts are evaluated for impairment, at least annually on December 31 each year, at the reporting unit level that is equivalent to an operating segment or one level below an operating segment, referred to as a component. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. Management’s process for determining the fair value of each reporting unit is based on an income approach, applying a discounted cash flow method that includes a residual value. Based on historical experience, management makes assumptions as to: (i) expected future performance future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporates an appropriate risk level for the reporting unit.

We identified the goodwill impairment assessment of the Company as a critical audit matter because auditing the matter required a high degree of auditor judgment and increased audit effort to evaluate management’s conclusions regarding the reasonableness of the assumptions and factors used in the determination of the fair value of the reporting units.

Our audit procedures related to the evaluation of goodwill impairment included the following, among others:

•We obtained an understanding of the relevant controls over the Company’s determination of reporting units and goodwill impairment evaluation process, and tested such controls for design and operating effectiveness.

•We obtained an understanding of the Company’s process for determining the fair value of the reporting units, including the completeness and accuracy of data used in the process,

•We evaluated the Company’s inputs and assumptions for accuracy and reasonableness, including the expected future performance, projected operating earnings, and projected new business and related profit margins, including consideration of sales and retention rates of policies sold.

•We utilized valuation specialists to evaluate the appropriateness of valuation methodologies and inputs, including the discount rate utilized, and the overall reasonableness of the fair value of the reporting units.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Jacksonville, Florida

March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Internal Control Over Financial Reporting

We have audited Independence Holding Company's (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules of the Company and our report dated March 16, 2021 expressed an unqualified opinion..

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

/s/ RSM US LLP

Jacksonville, FL

March 16, 2021

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
DECEMBER 31,

	2020	2019

ASSETS:
Investments:
Short-term investments	$2,634	$50
Securities purchased under agreements to resell	49,990	107,157
Fixed maturities, available-for-sale	406,649	384,974
Equity securities	6,119	3,747
Other investments	8,238	15,208
Total investments	473,630	511,136

Cash and cash equivalents	72,089	21,094
Due and unpaid premiums	29,182	26,244
Due from reinsurers	357,205	362,969
Goodwill	74,900	60,165
Other assets	76,150	72,695

TOTAL ASSETS	$1,083,156	$1,054,303

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$179,232	$164,802
Future policy benefits	198,086	201,205
Funds on deposit	141,376	140,951
Unearned premiums	12,789	7,282
Other policyholders' funds	12,001	12,049
Due to reinsurers	3,872	5,016
Accounts payable, accruals and other liabilities	63,682	61,049

TOTAL LIABILITIES	611,038	592,354

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	2,312	2,237

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,643,047 and
14,864,941 shares outstanding	18,625	18,625
Paid-in capital	124,757	122,717
Accumulated other comprehensive income	4,197	1,212
Treasury stock, at cost; 3,982,411 and 3,760,517 shares	(77,088)	(69,724)
Retained earnings	399,273	386,864

TOTAL IHC STOCKHOLDERS’ EQUITY	469,764	459,694
NONREDEEMABLE NONCONTROLLING INTERESTS	42	18

TOTAL EQUITY	469,806	459,712

TOTAL LIABILITIES AND EQUITY	$1,083,156	$1,054,303

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
YEARS ENDED DECEMBER 31,
	2020	2019
REVENUES:
Premiums earned	$397,530	$338,741
Net investment income	11,777	15,643
Fee income	24,137	14,003
Other income	9,074	2,002
Net investment gains	1,346	4,705
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	-	(646)
Portion of losses recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings	-	(646)

	443,864	374,448

EXPENSES:
Insurance benefits, claims and reserves	208,217	174,121
Selling, general and administrative expenses	205,797	174,979

	414,014	349,100

Income before income taxes	29,850	25,348
Income taxes	10,732	12,659

Net income	19,118	12,689
(Income) from nonredeemable noncontrolling interests	(28)	(119)
(Income) from redeemable noncontrolling interests	(209)	(174)

NET INCOME ATTRIBUTABLE TO IHC	$18,881	$12,396

Basic income per common share	$1.28	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING	14,733	14,903

Diluted income per common share	$1.28	$0.83

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,791	14,976

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
YEARS ENDED DECEMBER 31,
	2020	2019

Net income	$19,118	$12,689
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, pre-tax	3,793	12,070
Tax expense on unrealized gains on available-for-sale securities	808	2,548
Unrealized gains on available-for-sale securities, net of taxes	2,985	9,522

Other comprehensive income, net of tax	2,985	9,522

COMPREHENSIVE INCOME, NET OF TAX	22,103	22,211

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests
(Income) from noncontrolling interests in subsidiaries	(237)	(293)
Other comprehensive income, net of tax, attributable to noncontrolling interests	-	-

COMPREHENSIVE (INCOME), NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(237)	(293)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$21,866	$21,918

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data)

				ACCUMULATED					NONREDEEMABLE
				OTHER				TOTAL IHC	NONCONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2018	18,625,458	$18,625	$124,395	$(8,310)	(3,747,210)	$(66,392)	$380,431	$448,749	$2,682	$451,431
Net income							12,396	12,396	119	12,515
Other comprehensive income, net of tax				9,522				9,522	-	9,522
Repurchases of common stock					(108,646)	(4,051)		(4,051)	-	(4,051)
Purchase noncontrolling interests			(1,033)					(1,033)	(2,380)	(3,413)
Common stock dividends ($0.40 per share)							(5,963)	(5,963)	-	(5,963)
Share-based compensation			(614)		95,339	719		105	-	105
Distributions to noncontrolling interests								-	(403)	(403)
Other			(31)					(31)	-	(31)

BALANCE AT DECEMBER 31, 2019	18,625,458	$18,625	$122,717	$1,212	(3,760,517)	$(69,724)	$386,864	$459,694	$18	$459,712
Net income							18,881	18,881	28	18,909
Other comprehensive income, net of tax				2,985				2,985	-	2,985
Repurchases of common stock					(244,487)	(7,534)		(7,534)	-	(7,534)
Common stock dividends ($0.44 per share)							(6,472)	(6,472)	-	(6,472)
Share-based compensation			2,040		22,593	170		2,210	-	2,210
Distributions to noncontrolling interests								-	(4)	(4)

BALANCE AT DECEMBER 31, 2020	18,625,458	$18,625	$124,757	$4,197	(3,982,411)	$(77,088)	$399,273	$469,764	$42	$469,806

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YEARS ENDED DECEMBER 31,
	2020	2019
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$19,118	$12,689
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	1,160	1,036
Net amortization of purchased premium and discount in net investment income	4,840	3,631
Net investment (gains) losses	(1,346)	(4,705)
Gain on sale of investment	-	(3,589)
Other than-temporary-impairment losses, debt securities available-for-sale	-	646
Impairment losses on equity method and other investments	-	3,562
Provision for losses on notes receivable	-	4,185
Depreciation and amortization	4,621	3,198
Deferred tax expense	3,938	7,432
Other	4,468	3,326
Changes in assets and liabilities:
Change in insurance liabilities	16,631	2,111
Change in amounts due from reinsurers	5,764	5,762
Change in claim fund balances	1,085	1,393
Change in current income tax liability	4,092	2,285
Change in due and unpaid premiums	(2,938)	(1,832)
Change in contract assets	(7,847)	-
Other operating activities	(2,164)	(1,956)

Net change in cash from operating activities	51,422	39,174

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	(2,570)	1,000
Net (purchases) sales of securities under resale agreements	57,167	(95,094)
Sales of equity securities	-	2,018
Purchases of equity securities	(1,786)	-
Sales of fixed maturities	39,388	161,239
Maturities and other repayments of fixed maturities	133,721	86,460
Purchases of fixed maturities	(194,314)	(168,540)
Payments to acquire businesses, net of cash acquired	(13,707)	(7,952)
Proceeds from sales, distributions and returns of capital from investments	87	5,223
Payments to acquire other investments	(1,250)	(8,000)
Other investing activities	(3,620)	(3,491)

Net change in cash from investing activities	13,116	(27,137)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(7,534)	(4,057)
Withdrawals of investment-type insurance contracts	(580)	(1,575)
Dividends paid	(6,222)	(5,231)
Purchase of noncontrolling interest	-	(4,700)
Proceeds from stock options exercised	179	269
Payments related to tax withholdings for share-based compensation	(81)	(2,397)
Other financing activities	(138)	(522)

Net change in cash from financing activities	(14,376)	(18,213)

Net change in cash, cash equivalents and restricted cash	50,162	(6,176)
Cash, cash equivalents and restricted cash, beginning of year	24,631	30,807

Cash, cash equivalents and restricted cash, end of period	$74,793	$24,631

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life, Madison National Life, and Independence American Insurance Company; and (ii) its marketing and administrative companies, consisting of IHCSB, IBG, My1HR, and a majority interest in PetPartners (collectively, the “IHC Agencies”) and its lead generation company, Torchlight. Standard Security Life, Madison National Life and Independence American Insurance Company are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at December 31, 2020.

(B)     Consolidation

In June 2020, the Company recognized a pre-tax gain of $158,000 on the sale of a wholly owned subsidiary, Cook & Company Insurance Services, Inc., that is included in other income on the Consolidated Statement of Income.

In May 2019, IHC purchased the remaining issued and outstanding units of HIO from noncontrolling interests for total consideration valued at $4,700,000, making HIO a wholly owned subsidiary. The carrying value of the noncontrolling interest on the transaction date was $2,380,000. As a result of the equity transaction, $1,033,000 was charged to paid-in capital representing the difference between the fair value of the consideration paid and the carrying amount of noncontrolling interest on the transaction date, net of a deferred tax benefit.

(C)Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global health pandemic and the United States declared a national health emergency. COVID-19 has led to large scale disruption in the global economy, market instability and widespread unemployment in the United States. The COVID-19 outbreak is a fluid situation and as it evolves, the duration of COVID-19 and its potential effects on our business cannot be certain. Regulatory mandates have affected, and we anticipate will continue to impact, the insurance industry. We currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods. Consequently, future changes in market conditions may impact estimates used in the preparation of our financial statements associated with evaluations of goodwill and other intangible assets for impairment, estimates associated with the determination of valuation allowances related to net operating loss carryforwards, and estimates of certain losses under insurance contracts. These estimates may all be subject to substantial adjustments in future periods.  In addition, volatile market conditions may result in further declines in the fair value of our investment portfolio and possible impairments of certain securities.

(D)Reclassifications

Certain amounts in prior year’s consolidated financial statements and Notes thereto have been reclassified to conform to the 2020 presentation.

(E)Cash, Cash Equivalents and Short-Term Investments

Cash equivalents are carried at cost which approximates fair value, and include principally interest-bearing deposits at brokers, money market instruments and U.S. Treasury securities with original maturities of less than 91 days.  Investments with original maturities of 91 days to one year are considered short-term investments and are carried at cost, which approximates fair value.

(F)Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2020, the Company had $49,990,000 invested in resale agreements, all of which settled on January 4, 2020 and were subsequently reinvested. The Company maintains control of securities that are purchased under resale agreements in a triparty account. The third-party agent, acting on behalf of the Company, values the collateral on a daily basis (102% is required) and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

(G)Investment Securities

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

(H)Other Investments

Other investments primarily include equity investments without readily determinable fair values which are carried at their cost minus impairment, if any. Impairment indicators the Company may consider in its evaluation of whether an impairment exists include, but are not limited to: (i) significant deterioration in earnings or performance of the investee; (ii) significant adverse changes in market, regulatory or economic conditions; (iii) a bona fide offer to purchase, or an offer by the investee to sell, for an amount less than the carrying amount of the investment; and (iv) factors that raise concerns about the investee’s ability to continue as a going concern. Dividends received from equity investments carried at cost are recognized in earnings.

Other investments also consist of limited partnership interests carried on the equity method, which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on partnership interests is credited or charged, as appropriate, to the Consolidated Statements of Income. Decreases in investment values are evaluated to determine if factors indicate the decrease is other than temporary. Evidence of a loss in value might include, but is not limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Impairment losses on equity method investments are recognized in the Consolidated Statements of Income in the period when evidence indicates a decrease in the value of the investment has occurred that is other than temporary.

(I)Property and Equipment

Property and equipment of $7,640,000 and $7,582,000 are included in other assets at December 31, 2020 and 2019, respectively, net of accumulated depreciation and amortization of $9,084,000 and $6,689,000, respectively.

Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Any impairment of long-lived assets would be charged to expense. The Company had no impairments of long-lived assets in either 2020 or 2019.

(J)Goodwill and Other Intangible Assets

Goodwill carrying amounts are evaluated for impairment, at least annually on December 31 each year, at the reporting unit level that is equivalent to an operating segment or one level below an operating segment, referred to as a component. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method that included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense.

(K)Insurance Liabilities

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

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the pricing assumptions to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. With respect to PFL, policy benefits and claims associated with the premiums earned are established using a completion factor methodology. As this is the third year of this product, the completion factors used were based on the PFL payment patterns developed during 2018, 2019 and 2020. Since the NYSDFS established a risk adjustment program, the Company is required to record in its financial statements an accrual for a potential payment to, or recovery from, the risk adjustment program depending on how its loss ratio compares to the industry wide loss ratio. To determine the amount of this risk adjustment, knowledge of industry wide performance is necessary. The NYSDFS does not share the industry loss ratio data for the current reporting year until the following year. However, the Company uses available unaudited industry information to make its best estimate of its potential payment or refund under the risk adjustment program until actual information is available.

Policy benefits and claims for the Company’s group disability products are developed using actuarial principles and assumptions that consider, among other things, future offsets and recoveries, elimination periods, interest rates, probability of rehabilitation or mortality, incidence and termination rates based on the Company’s experience.  The liability for policy benefits and claims is made up of case reserves, IBNR and reopen reserves and LAE. IBNR and reopen reserves are calculated by a hind-sight study, which takes historical experience and develops the reserve as a percentage of premiums from prior years.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2020. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 3.0% to 6.0% in both 2020 and 2019.

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

(L)Deferred Income Taxes

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

(M)Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(N)Insurance Premium Revenue Recognition and Policy Charges

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

(O)Fee Income Revenue Recognition

Fee income includes fees and commissions for various sales, marketing and administrative services provided by the IHC Agencies and lead generation company. Revenue is recognized as these services are performed in an amount that reflects the consideration we expect to be entitled to in exchange for these services.

The Company utilizes the following five-step approach to recognize revenue from contracts with customers:

(1)identification of the contract, or contracts, with a customer;

(2)identification of the performance obligation in the contract;

(3)determination of the transaction price;

(4)allocation of the transaction price to the performance obligations in the contract; and

(5)recognition of revenue when, or as, we satisfy a performance obligation.

Commission revenues result from the sales of certain policies by the IHC Agencies on behalf of multiple unaffiliated insurance carriers. The Company has identified the unaffiliated insurance carriers as its customers. Increased sales of products to these unaffiliated insurance carriers began in 2020 as a result of new contracts with the carriers and increased distribution channels. A significant portion of our commission revenues are recorded at a point in time based on expected constrained LTV that represent expected commissions to be received over the lifetime of the policies sold. These policies primarily consist of senior products, such as Medicare Advantage, Medicare Part D prescription drug plans and Medicare Supplement plans, as well as ACA plans and small group stop-loss. Commission rates are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Other commission revenues are recorded over a period of time commensurate with the performance of certain policy retention and renewal services.

Constrained LTV commissions are recorded at a point in time upon the issuance of a policy by the unaffiliated insurance carrier. It is at this point the performance obligation is considered satisfied. No significant additional performance obligation occurs with renewal of the initial policy. IHC records substantially all of the anticipated revenue from these policies on this date, adjusted for certain expected constraints. Various factors are analyzed to estimate the constrained LTV commissions. These include, but are not limited to, commission rates, carrier mix, contract amendments and terminations, estimated average plan durations, cancellations and non-renewals. After our initial estimates and constraints are made, the Company reassesses its estimates and constraints at the end of each reporting period. We recognize any material impact of changes to commission revenue in the period when the changes are made to the assumptions we use to calculate constrained LTV or previously estimated constrained LTV already recognized as revenue.

Revenues for administrative services, such as premium collections, client services and claims processing, all considered to be a single performance obligation, are recognized over time as these services are performed. One of our agencies administers a block of pet business for an unaffiliated pet insurer that is in run-off and, until its sale in June 2020, another one of our agencies administered occupational accident plans including injured-on-duty accident plans and employer liability plans, and self-funded workers’ compensation plans. The Company has identified the unaffiliated insurance carriers as its customers. Some payments are received monthly or quarterly over the underlying policy period which is shorter than the life of the administrative period. A portion of these payments, in addition to any payments that are received as a lump-sum in advance, are recorded as deferred revenues and recognized in income over the life of the administrative contracts.

Revenues for marketing services, primarily STM, Fixed Indemnity Limited Benefit and other ancillary policies, are recognized over time. The Company has identified the unaffiliated insurance carriers as its customers. The Company receives fees for these marketing services each month based on a flat fee times monthly enrollment figures.

Revenues for the use of our INSX cloud-based enrollment platform are recognized over time. This platform enables brokers and agents to quote and enroll consumers in ACA plans as well as ancillary health products. In this case, the independent brokers and agents are the customers and they are charged a monthly fee for the right to use the hosted cloud software. Amounts received in advance (annual or quarterly) are recorded as deferred revenues and recognized in income over the life of the contract.

Certain IHC subsidiaries earn fees for various lead and referral services. Each service has one performance obligation which is satisfied at a point in time when a lead is transferred to the customer or a referral results in a completed application. The Company has identified the unaffiliated insurance carriers as its customer. All prices are specified in the applicable contract.

IHC Agencies also earn fees from policyholders for: (i) the convenience of paying for pet premiums in installments or by credit card; and (ii) the submission of online application or enrollment forms for various products. These fees are earned, and simultaneously received, from the policyholder/applicant at the point in time premium payments are made or online applications/enrollments are submitted.

(P)Income Per Common Share

Income per common share is computed using the treasury stock method.

(Q)Share-Based Compensation

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

(R)Recent Accounting Pronouncements

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

In August 2018, the FASB issued guidance to improve existing measurements, presentation and disclosure requirements for long-duration contracts issued by insurance entities. The amendments in this guidance requires an entity to (1) review and update assumptions used to measure cash flows at least annually as well as update the discount rate assumption at each reporting date; (2) measure market risk benefits associated with deposit contracts at fair value; (3) disclose liability rollforwards and information about significant inputs, judgements assumptions, and methods used in measurement. Additionally, it simplifies the amortization of deferred acquisition costs and other balances on a constant level basis over the expected term of the related contracts. In 2020, the FASB delayed the effective dates. For smaller reporting companies, the amendments in this guidance are now effective for fiscal years beginning after December 15, 2024, and for interim periods within fiscal years beginning after December 15, 2025. Upon adoption, the amendments in this guidance should be applied to contracts in-force as of the beginning of the earliest period presented with a cumulative adjustment to beginning retained earnings. Management is evaluating the requirements and potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Note 2.Income Per Common Share

Included in the diluted earnings per share calculation for the years ended December 31, 2020 and 2019 are 58,000 and 73,000 of incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	December 31,
	2020	2019

Cash and cash equivalents	$72,089	$21,094
Restricted cash included in other assets	2,704	3,537

Total cash, cash equivalents and restricted cash	$74,793	$24,631

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	December 31, 2020
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$175,541	$3,735	$(2,113)	$177,163
CMOs – residential (1)	5,215	242	(2)	5,455
U.S. Government obligations	50,332	830	-	51,162
Agency MBS – residential (2)	39	-	(5)	34
GSEs (3)	5,852	-	(155)	5,697
States and political subdivisions	159,421	3,230	(691)	161,960
Foreign government obligations	4,907	271	-	5,178

Total fixed maturities	$401,307	$8,308	$(2,966)	$406,649

	December 31, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$161,369	$1,832	$(1,178)	$162,023
CMOs – residential (1)	5,328	54	-	5,382
U.S. Government obligations	50,340	257	(48)	50,549
GSEs (3)	6,230	-	(107)	6,123
States and political subdivisions	153,439	1,512	(943)	154,008
Foreign government obligations	6,719	172	(2)	6,889

Total fixed maturities	$383,425	$3,827	$(2,278)	$384,974

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$46,640	$47,037
Due after one year through five years	187,907	192,758
Due after five years through ten years	84,131	84,900
Due after ten years	71,532	70,768
Fixed maturities with no single maturity date	11,097	11,186

	$401,307	$406,649

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31, 2020

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$47,369	$719	$12,073	$1,394	$59,442	$2,113
CMOs-residential	748	2	-	-	748	2
Agency MBS - residential	34	5	-	-	34	5
GSEs	-	-	5,693	155	5,693	155
States and political subdivisions	35,555	254	8,681	437	44,236	691

Fixed maturities in an
unrealized loss position	$83,706	$980	$26,447	$1,986	$110,153	$2,966

Number of fixed maturities in an
unrealized loss position	33		17		50

	December 31, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$18,151	$455	$32,301	$723	$50,452	$1,178
U.S. Government obligations	-	-	7,167	48	7,167	48
GSEs	-	-	6,173	107	6,173	107
States and political subdivisions	29,872	114	29,462	829	59,334	943
Foreign government obligations	-	-	1,603	2	1,603	2

Fixed maturities in an
unrealized loss position	$48,023	$569	$76,706	$1,709	$124,729	$2,278

Number of fixed maturities in an
unrealized loss position	18		43		61

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2020 and 2019 relate to investment grade securities. Management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The unrealized losses on the Company's fixed maturity securities are related to general market changes in interest rates, and/or the levels of credit spreads largely due to current market conditions relating to the COVID-19 pandemic rather than specific concerns with the issuer's ability to pay interest and repay principal. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. The fair value of these securities is expected to recover as they approach maturity and therefore the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2020	2019

Fixed maturities	$11,106	$14,128
Equity securities	146	386
Cash, cash equivalents and other short-term investments	465	1,004
Other	154	239

Investment income, gross	11,871	15,757
Investment expenses	(94)	(114)

Net investment income	$11,777	$15,643

Net investment gains (losses) are as follows for years indicated (in thousands):

	2020	2019

Realized gains (losses):
Fixed maturities available-for-sale	$742	$4,105
Equity securities	-	(13)

Total realized gains (losses) on debt and equity securities	742	4,092
Unrealized gains (losses) on equity securities	586	613

Gains (losses) on debt and equity securities	1,328	4,705
Gains (losses) on other investments	18	-

Net investment gains (losses)	$1,346	$4,705

For the years ended December 31, 2020 and 2019, the Company realized gross gains of $1,376,000 and $5,144,000, respectively, and gross losses of $634,000 and $1,039,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

We recognize other-than-temporary impairment losses on fixed maturities available-for-sale in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). The Company did not recognize any other-than-temporary impairments on available for sale securities in 2020. In 2019, the Company recognized other-than-temporary impairment losses of $646,000 on certain fixed maturities available-for-sale as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$177,163	$-	$177,163
CMOs - residential	-	5,455	-	5,455
US Government obligations	-	51,162	-	51,162
Agency MBS - residential		34		34
GSEs	-	5,697	-	5,697
States and political subdivisions	-	160,625	1,335	161,960
Foreign government obligations	-	5,178	-	5,178
Total fixed maturities	-	405,314	1,335	406,649

Equity securities:
Common stocks	3,411	-	-	3,411
Nonredeemable preferred stocks	2,708	-	-	2,708
Total equity securities	6,119	-	-	6,119

Total Financial Assets	$6,119	$405,314	$1,335	$412,768

	December 31, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$162,023	$-	$162,023
CMOs - residential	-	5,382	-	5,382
US Government obligations	-	50,549	-	50,549
GSEs	-	6,123	-	6,123
States and political subdivisions	-	152,479	1,529	154,008
Foreign government obligations	-	6,889	-	6,889
Total fixed maturities	-	383,445	1,529	384,974

Equity securities:
Common stocks	2,864	-	-	2,864
Nonredeemable preferred stocks	883	-	-	883
Total equity securities	3,747	-	-	3,747

Total Financial Assets	$3,747	$383,445	$1,529	$388,721

The following table presents the changes in fair value of our Level 3 financial assets for the years indicated (in thousands):

	2020		2019
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,529	$1,529	$1,709	$1,709

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(23)	(23)	(26)	(26)

Repayments and amortization of
fixed maturities	(171)	(171)	(154)	(154)

Balance at end of period	$1,335	$1,335	$1,529	$1,529

Included in unrealized gains (losses) on available-for-sale securities, pre-tax, on the Consolidated Statement of Comprehensive Income for the year ended December 31, 2020, are unrealized gains (losses) of $(19,000) attributable to the change in unrealized gains (losses) related to Level 3 securities held at December 31, 2020.

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2020			December 31, 2019
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$2,634	$-	$2,634	$50	$-	$50
Securities purchased under
agreements to resell	$49,990	$-	$49,990	$107,157	$-	$107,157

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,409	$141,376	$-	$141,010	$140,951
Other policyholders’ funds	$-	$12,001	$12,789	$-	$12,049	$12,049

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

Note 6.Other Investments, Including Variable Interest Entities

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2020	2019

Equity method investments	$1,958	$10,171
Equity investments carried at cost less impairments	6,250	5,000
Other investments and securities, at cost	30	37

	$8,238	$15,208

Equity Method Investments

Equity income (loss) from equity method investments for the years ended December 31, 2020 and 2019 was $346,000 and $1,304,000, respectively.

In 2020, the Company acquired the remaining membership units it did not already own in both Abacus and in Torchlight, both of which were previously accounted for under the equity method. See Note 7 for more information about these acquisitions.

In July 2020, the Company received a cash distribution in the amount of $3,462,000 from an equity method investment representing a final return on investment.

In the fourth quarter of 2019, the Company determined that, due to recurring losses historically and uncertainty for future profitability, there was sufficient evidence to indicate that the carrying value of the Company’s investment in Ebix Health Exchange was no longer recoverable. As a result, the Company recorded an other-than-temporary impairment loss of $3,712,000 which is included in other income on the Consolidated Statement of Income for the year ended December 31, 2019. At December 31, 2019, the carrying value of the Company’s equity investment in Ebix Health Exchange is $0 and for the year ended December 31, 2019, the Company recorded equity losses of $2,713,000 from its investment. In 2020, the Company discontinued applying the equity method with regards to recording any additional equity losses.

In 2019, the Company also: (i) acquired substantially all of the assets and liabilities of a sales and customer service call center that was previously accounted for as an equity method investment (See Note 7 for more information); (ii) paid $3,000,000 for an equity interest in Torchlight that was accounted for as an equity method investment; and (iii) received an aggregate $1,772,000 of distributions from equity method investments.

Equity Investments Carried at Cost Less Impairments

In February 2020, the Company made an additional $1,250,000 equity investment in FIGO, a leading insuretech brand company in the pet insurance space focused on referral partners as well as direct-to-consumer and employer benefit channels. In general, companies that provide insurance through user-centric platforms, or create efficiencies in the insurance industry through technological advances, are referred to as “insuretech” companies. In 2019, the Company paid $5,000,000 for its initial equity interest in FIGO.

In March 2019, the Company’s equity investment in Pets Best, carried at a cost of $500,000, was acquired by an unaffiliated entity and the Company realized a gain of $3,589,000 on the sale, which is included in Other Income in the Consolidated Statement of Income for the year ended December 31, 2019.

Variable Interest Entities

Other investments at December 31, 2020 and 2019, shown in the table above, include $1,958,000 and $5,075,000, respectively, of noncontrolling interests in certain limited partnerships that we have determined to be Variable Interest Entities (“VIEs”).  The aforementioned VIEs are not required to be consolidated in the Company’s consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

The Company will periodically reassess whether it is the primary beneficiary in any of these investments. The reassessment process will consider whether it has acquired the power to direct the most significant activities of the VIEs through changes in governing documents or other circumstances. The Company’s maximum loss exposure is limited to the combined $1,958,000 carrying value in these equity investments and the Company has no future funding obligations to them.

Related Party Transactions

At December 31, 2020 and 2019, the Company’s Consolidated Balance Sheets include $0 and $5,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $126,000 and $250,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively. In 2019, recurring losses reported by Ebix Health Exchange, and uncertainty regarding their future profitability, made the collectability of the outstanding notes receivable from Ebix Health Exchange doubtful and as a result, the Company recorded a provision for losses related to these notes in the amount of $1,773,000, which is included in selling, general and administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, the Company’s Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses, of $1,652,000 and $2,180,000, respectively.

The Consolidated Statement of Income for the year ended December 31, 2020 includes premiums earned of $14,826,000 and includes selling, general and administrative expenses of $5,641,000 related to pet insurance business produced by FIGO. Selling, general and administrative expense for the year ended December 31, 2020 also includes approximately $1,507,000 of expense related to the purchase of leads from an affiliated lead generation company. The affiliated lead generation company, Torchlight, was acquired in April 2020, see Note 7. Lead costs subsequent to the acquisition are eliminated in consolidation. For the year ended December 31, 2019, the Consolidated Statement of Income includes approximately $6,940,000 of expenses related to the purchase of leads from Torchlight although this entity was not an affiliate of the Company until June 2019.

Note 7.Acquisitions

The Abacus Group, LLC.

On January 1, 2020 (the "Abacus Acquisition Date"), the Company acquired the remaining 56% membership units of Abacus for a purchase price of $2,599,000, Abacus is an agency group that writes worksite business for Madison National Life and other carriers and receives commissions and other fees. The Company acquired Abacus to further the Company’s position in the worksite marketplace. The Company accounted for its prior ownership interest using the equity method. Immediately preceding the transaction, the Company determined the fair value of its equity interest to be $1,838,000 using a market approach and, as a result, recorded a loss of $163,000, which is included in other income on the Consolidated Statement of Income.

Upon the acquisition, the Company consolidated the assets and liabilities of Abacus. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of Abacus on the Abacus Acquisition Date based on their respective fair values (in thousands):

Other assets	$350
Deferred tax asset	439

Total identifiable assets	789

Other liabilities	575

Total liabilities	575

Net identifiable assets acquired	$214

In connection with the acquisition, the Company recorded $4,223,000 of goodwill (see Note 8) of which $2,725,000 is deductible for income tax purposes.

Goodwill represents the synergies with our insurance carriers. Abacus has an existing distribution network and offers increased distribution sources for IHC carriers’ existing products and developing products through its enrollment platform designed specifically for producers in the worksite marketplace. Goodwill was calculated as the sum of (i) the acquisition date fair value of total cash consideration transferred of $2,599,000, (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $1,838,000, over (iii) the net identifiable assets of $214,000 that were acquired. The enterprise value of Abacus was determined by a market approach net of any control premium. Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Consolidated Statement of Income.

Revenue and net income from Abacus for the period from the Abacus Acquisition Date to December 31, 2020, is not material as most of their agency fee income is derived from Madison National Life and is now eliminated in consolidation. The amount of fee income earned from other carriers in 2020 is not material and will reduce over time as the business either runs-off or is transitioned to Madison National Life.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2019 are not material and accordingly are omitted.

Torchlight Technology Group LLC.

On April 15, 2020 (the "Torchlight Acquisition Date"), the Company acquired the remaining 77% membership units of Torchlight for a purchase price of $11,443,000 in cash. In accordance with the purchase and sale agreement, the Company will also make future incentive payments to the former owners and certain employees based on the future market appreciation of IHC. These payments will be accounted for as compensation for post-combination services. The Company purchased Torchlight for its marketing technology (“MarTech”), artificial data intelligence, and consumer lead generation capabilities. In an effort to further expand our InsureTech division (comprised of Torchlight, our call centers, field and career agents, and web domains), the Company wants to be able to internally develop and deliver lead traffic opportunities in an affordable and controlled environment. The Company accounted for its prior ownership interest using the equity method. Immediately preceding the transaction, the Company determined the fair value of its equity interest to be $3,432,000 using the income approach and, as a result, recorded a gain of $519,000, which is included in other income on the Condensed Consolidated Statement of Income.

Upon the acquisition, the Company consolidated the assets and liabilities of Torchlight. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of Torchlight on the Torchlight Acquisition Date based on their respective fair values (in thousands):

Cash	$333
Intangible assets	2,700
Deferred tax asset	552
Other assets	2,132

Total identifiable assets	5,717

Other liabilities	1,354

Total liabilities	1,354

Net identifiable assets acquired	$4,363

In connection with the acquisition, the Company recorded $10,512,000 of goodwill, of which $7,976,000 is deductible for income tax purposes, and $2,700,000 of intangible assets (see Note 8).

Goodwill represents the synergies with our agencies. With a significant dependence on consumer and small business opportunities, our agencies require a consistent and predictable flow of lead traffic, and as a result, have meaningful synergies with the functions and deliverables that are developed at Torchlight. Before the acquisition of Torchlight, our agency was fully dependent on market traffic, which was both unpredictable in price and availability. Such restrictions would not allow for coordinated or scheduled growth. Goodwill was calculated as the sum of (i) the acquisition date fair value of total aggregate consideration transferred of $11,443,000; and (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $3,432,000; over (iii) the net identifiable assets of $4,363,000 that were acquired. The enterprise value of Torchlight was determined by an independent appraisal using a discounted cash flow model. Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Consolidated Statement of Income.

Revenue and net loss from Torchlight for the period from the Torchlight Acquisition Date to December 31, 2020 is $9,651,000 and $(2,477,000), respectively. Torchlight’s net loss for the Torchlight Acquisition Date to December 31, 2020 is primarily the result of expenses incurred by the Company to integrate Torchlight’s MarTech, artificial data intelligence and consumer lead generation capabilities with the Company’s other operations and acquisition accounting adjustments.

In 2019, and prior to its acquisition in 2020, Torchlight’s net income was not significant. It is for this reason that pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2019 are not material and accordingly are omitted.

Other Business Acquisitions.

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

In connection with these 2019 acquisitions, the Company recorded $9,468,000 of goodwill and $1,500,000 of intangible assets (see Note 8). The amount of goodwill and certain other intangibles entitled to an amortization deduction for income tax purposes is $10,921,000.

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

Note 8.Goodwill and Other Intangible Assets

Changes in goodwill and goodwill balances by reportable segment are as follows for the periods indicated (in thousands):

	Specialty	Group disability
	Health	life, DBL and PFL	Total

Balance at December 31, 2018	$50,697	$-	$50,697
Acquisitions in 2019 (see Note 7)	9,468	-	9,468

Balance at December 31, 2019	60,165	-	60,165
Acquisitions in 2020 (see Note 7)	10,512	4,223	14,735

Balance at December 31, 2020	$70,677	$4,223	$74,900

Intangible Assets

The Company has net other intangible assets of $15,146,000 and $13,379,000 at December 31, 2020 and 2019, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2020		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$12,683	$8,273	$18,753	$14,474
Domain	1,000	425	1,000	325
Software systems	2,930	746	780	332
Total finite-lived	$16,613	$9,444	$20,533	$15,131

	December 31,
	2020	2019
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

In connection with the acquisition of Torchlight in 2020, as discussed in Note 7, the Company recorded $2,700,000 of intangible assets associated with the Specialty Health segment, of which $1,200,000 represents the fair value of customer relationships being amortized over a weighted average period of 10 years, and $1,500,000 represents software technology being amortized over a weighted average period of 8 years.

In June 2020, the Company acquired TailTrax, which is an Android and IOS app that contains features valued by pet parents for $650,000 and is being amortized over a weighted average period of 3 years.

In 2019, the Company recorded $1,500,000 of intangible assets in connection with business acquisitions discussed in Note 7 that are associated with the Specialty Health segment.

Amortization expense was $1,496,000 and $1,284,000 for the years ended December 31, 2020 and 2019, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2021	$1,556
2022	1,380
2023	1,079
2024	805
2025	676

Note 9. Leases

Certain subsidiaries of the Company are obligated under operating lease agreements for office space and office equipment.

At December 31, 2020 and 2019, right-of-use assets related to the Company’s operating leases amounted to $9,454,000 and $6,672,000, respectively, which are included in other assets on the Consolidated Balance Sheets. Corresponding lease liabilities at December 31, 2020 and 2019, which are included in other liabilities on the Consolidated Balance Sheets, amounted to $9,992,000 and $7,243,000, respectively. Weighted average discount rates used to measure lease liabilities was 5.99% and 6.70% at December 31, 2020 and 2019, respectively. The leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases for up to 5 years. The weighted average remaining lease term at December 31, 2020 is 5 years. Variable lease costs consist primarily of the Company’s proportionate share of real estate taxes and operating expenses related to leased premises.

The following table summarizes information pertaining to our lease obligations for the periods indicated (in thousands):

	2020	2019

Operating lease costs	$2,614	$2,277
Short-term lease costs	208	194
Variable lease costs	489	456

Total lease costs	$3,311	$2,927

Other information:
Operating cash flows from operating leases	$(2,647)	$(2,392)
Right-of-use assets obtained for operating leases	$4,868	$1,688

Maturities of operating lease liabilities at December 31, 2020 were as follows:

Due in the next year	$2,624
Due in two years	2,603
Due in three years	1,721
Due in four years	1,448
Due in five years	1,227
Due in remaining years	2,002
Total payments due	11,625

Present value discount	(1,633)
Operating lease liability	$9,992

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

The effects of reinsurance on premiums earned and insurance benefits, claims and reserves are shown below for the periods indicated (in thousands).

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2020
Accident and health	$305,032	$7	$23,741	$281,298
Life and annuity	55,771	756	27,163	29,364
Property and liability	86,876	-	8	86,868
	$447,679	$763	$50,912	$397,530

December 31, 2019
Accident and health	$287,529	$5	$22,538	$264,996
Life and annuity	54,825	998	33,061	22,762
Property and liability	51,046	-	63	50,983
	$393,400	$1,003	$55,662	$338,741

Insurance benefits, claims and reserves:

December 31, 2020	$242,399	$2,307	$36,489	$208,217
December 31, 2019	$215,477	$2,681	$44,037	$174,121

Note 11.Fee Income

Substantially all of the fee income recorded by the IHC Agencies and lead generation company relate to our Specialty Health segment. The following table presents fee income disaggregated by type for the years indicated (in thousands).

	2020	2019

Commissions	$13,432	$1,964
Administrative Fees	2,349	4,805
Marketing Fees	1,229	2,699
Enrollment Platform Fees	2,020	1,890
Lead and Referral Fees	3,665	1,420
Payment Plan, Application and Other Fees	1,442	1,225

Total Fee Income	$24,137	$14,003

Commission Revenues

Commission revenues result from the sales of certain policies by the IHC Agencies on behalf of multiple unaffiliated insurance carriers. Increased sales of products to these unaffiliated insurance carriers began in 2020 as a result of new contracts with the carriers and increased distribution channels. These policies primarily consist of senior products, such as Medicare Advantage, Medicare Part D prescription drug plans and Medicare Supplement plans, as well as ACA plans and small group stop-loss. A significant portion of our commission revenues are recorded at a point in time upon the issuance of a policy by the unaffiliated insurance carrier based on expected constrained LTV. Constrained LTV represents expected commissions to be received over the lifetime of the policies sold. The Company analyzes various factors, such as commission rates, carrier mix, contract amendments and terminations, estimated average plan durations, cancellations and non-renewals, to estimate the LTV. Constraints are applied to help ensure that the total estimated lifetime commissions expected to be collected are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

We evaluate the appropriateness of our constraints on a quarterly basis and update the LTV assumptions if we observe evidence that suggests a change in the underlying long-term expectations. In doing this, we apply significant judgement in assessing historical cash collections and changes in circumstances that would impact future cash collections such as, but not limited to, commission rates, carrier mix, plan durations, plan cancellations and non-renewals. Changes in LTV result in an increase or decrease to fee income revenue and a corresponding increase or decrease to contract assets. Any significant impact due to changes in the LTV assumptions are recognized in revenue (i) in the period of the change; and (ii) to the extent we do not believe a significant reversal is probable.

Costs to Fulfill a Contract

Costs to fulfill a contract include commissions owed to independent licensed agents or affinity partners that are contracted by the IHC Agencies. Upon the submission of a completed insurance application, the sales and marketing performance obligation is complete and the resultant estimated lifetime commission costs incurred are expensed and a corresponding commissions liability is recorded on the Consolidated Balance Sheet. As policyholders continue their policy and remit monthly premium payments, the Company receives its commissions from the insurance carrier. Commissions owed to the agent or affinity partner are then paid and the corresponding liability is reduced. Judgement is required to estimate total expected lifetime commissions based on policy duration assumptions. At December 31, 2020, the aforementioned commission liability is $2,362,000 and is included in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet. The balance at December 31, 2019 was immaterial.

Contract Assets

Contract assets primarily relate to our commission revenues for the sales of senior products, such as Medicare Advantage and Medicare Supplement plans, ACA plans and small group stop-loss, which began in 2020. When commission revenue for the sales of these products is recognized, a corresponding contract asset is recorded in other assets on the Consolidated Balance Sheet. The timing of revenue differs from the collection of commissions. As policyholders continue their policy and remit monthly premium payments, the Company receives its commissions from the insurance carrier and the contract asset is reduced.

The following table summarizes the contract asset activity for the current year (in thousands). Prior year activity was immaterial.

2020

Beginning balance	$255
Commissions recognized during the period	13,432
Cash receipts	(5,840)

Ending balance	$7,847

Remaining Performance Obligations

Deferred revenues are recorded in connection with certain terminable contracts, the right to use our INSX enrollment platform and administrative contracts for a block of pet insurance that is in run-off. At December 31, 2020, deferred revenues are immaterial and expected to be fully recognized within the next 12 months.

Note 12.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves related to the Company’s short-duration contracts. Summarized below are the changes in the total liability for policy benefits and claims for the years indicated (in thousands). Amounts incurred below do not include expenses for policy benefits and costs incurred for the Company’s life, annuity and other long-duration contracts. In addition, certain loss adjustment expenses related to short-duration contracts that are included in amounts incurred below are classified as selling general and administrative expenses on the Consolidated Statements of Income.

	2020
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$42,228	$23,438	$80,079	$19,057	$164,802
Less: reinsurance recoverable	1,717	664	23,322	11,290	36,993
Net balance at beginning of year	40,511	22,774	56,757	7,767	127,809

Amount incurred, related to:
Current year	89,379	78,443	34,109	18,189	220,120
Prior years	(4,283)	(3,478)	(1,689)	(3,284)	(12,734)

Total incurred	85,096	74,965	32,420	14,905	207,386

Amount paid, related to:
Current year	57,262	43,949	12,355	12,174	125,740
Prior years	26,666	18,971	18,318	2,394	66,349

Total paid	83,928	62,920	30,673	14,568	192,089

Net balance at end of period	41,679	34,819	58,504	8,104	143,106
Plus: reinsurance recoverable	1,776	430	22,472	11,448	36,126
Balance at end of period	$43,455	$35,249	$80,976	$19,552	$179,232

	2019
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$38,363	$21,080	$82,222	$18,450	$160,115
Less: reinsurance recoverable	1,335	719	24,712	11,356	38,122
Net balance at beginning of year	37,028	20,361	57,510	7,094	121,993

Amount incurred, related to:
Current year	82,678	65,452	31,463	16,531	196,124
Prior years	(5,879)	(6,489)	(5,192)	(2,734)	(20,294)

Total incurred	76,799	58,963	26,271	13,797	175,830

Amount paid, related to:
Current year	49,669	42,803	11,794	11,053	115,319
Prior years	23,647	13,747	15,230	2,071	54,695

Total paid	73,316	56,550	27,024	13,124	170,014

Net balance at end of period	40,511	22,774	56,757	7,767	127,809
Plus: reinsurance recoverable	1,717	664	23,322	11,290	36,993
Balance at end of period	$42,228	$23,438	$80,079	$19,057	$164,802

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively.

Net favorable (unfavorable) development in the Specialty Health segment, as depicted in the tables above, is comprised of the following lines of business for the years indicated (in thousands):

Specialty Health segment:	2020	2019
Short-term Medical	$1,425	$1,850
Occupational Accident	1,460	2,054
Fixed Indemnity Limited Benefit	(1,280)	166
Limited Medical	407	474
Critical Illness	434	325
Group Gap	616	132
Pet	618	128
All other specialty health lines	603	750

Total Specialty Health segment	$4,283	$5,879

In 2020, net favorable development in the various lines of the Specialty Health segment shown above is primarily due to better than expected claim development. Unfavorable development in the Fixed Indemnity Limited Benefit line in 2020 is primarily due to higher than expected claim severity on a small number of older policies. In 2019, favorable development in short-term medical business was due to paid claim activity that was below anticipated levels as medical investigations were completed and the reliability of claim payment patterns at a newer claim administrator emerged. Additionally, favorable development occurred in the occupational accident line, in run-off, mainly due to some claims settling for amounts less than anticipated and due to a lower level of employer liability claims than anticipated in relation to historical levels, and favorable development in other various lines of Specialty Health business is primarily due to better than expected claim development.

The net favorable development in the DBL and PFL business of $3,478,000 and $6,489,000 in 2020 and 2019, respectively, is primarily due to both favorable adjustments to prior year DBL premium refund reserves and better than expected DBL claims experience.

In 2020, favorable development of $1,689,000 in the group disability business is primarily due to a reduction in the number of open claims and a reduction in the severity of new claims, specifically, new claims in the LTD line, partially offset by an increase in the overall frequency and severity of claims in the STD line. In 2019, favorable development of $5,192,000 in the group disability business is primarily due to better than expected claim development in terms of duration and net payments in the LTD business.

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

Specialty Health Segment –Claims Development
						December 31, 2020
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance					Incurred But	Cumulative
	For the years ended December 31,					Not Reported	Number of
Accident	2016	2017	2018	2019		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2020	Development	Claims
							(Actual)
2016	$85,426	86,466	86,244	85,399	$85,759	$798	538,115
2017		87,070	77,214	77,194	77,379	611	631,101
2018			74,652	69,206	71,394	3,105	673,634
2019				82,926	76,032	4,512	652,408
2020					89,379	32,117	602,536
Total					$399,943

Specialty Health Segment –Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2016	2017	2018	2019
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2020

2016	$45,454	78,611	82,983	84,238	$84,961
2017		49,289	73,667	75,918	76,768
2018			46,574	64,947	68,289
2019				49,670	71,521
2020					57,262

Total					$358,801

Outstanding policy benefits and claims payable before 2016, net of reinsurance					537

Total policy benefits and claims, net of reinsurance					$41,679

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

The following is supplementary information about the average historical policy claims duration for the Specialty Health segment as of December 31, 2020:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Specialty Health Segment	62.3%	31.2%	4.2%	1.3%	0.8%

Included in the preceding rollforwards of the Company’s liability for policy benefits and claims are the policy benefits and claims activity associated with the Company’s health insurance lines. These are embedded within the Specialty Health segment. The table below summarizes the components of the change in the liability for policy benefits and claims that are specific to health insurance claims for the years indicated (in thousands).

	Specialty Health Segment
	Health Insurance Claims
	2020	2019

Balance at beginning of year	$31,259	$26,068
Less: reinsurance recoverable	1,113	851
Net balance at beginning of year	30,146	25,217

Amount incurred, related to:
Current year	38,602	51,479
Prior years	(2,208)	(3,517)

Total incurred	36,394	47,962

Amount paid, related to:
Current year	20,659	25,738
Prior years	19,352	17,295

Total paid	40,011	43,033

Net balance at end of period	26,529	30,146
Plus: reinsurance recoverable	1,766	1,113
Balance at end of period	$28,295	$31,259

The $26,529,000 net balance of the Company’s health insurance claims liability at December 31, 2020 shown in the table above is all IBNR plus expected development on reported claims.

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

One year of claims development data is presented below for our DBL and PFL claim liabilities as substantially all of the claims are developed in under one year. At December 31, 2020, the liability for IBNR plus expected development related to our DBL and PFL business was $34,819,000 and:  (i) relates to the current accident year; and (ii) includes an accrued liability at December 31, 2020 for a potential risk adjustment payment of $24,000,000 associated with the PFL rider due to expected better than industry claims experience. Prior year favorable incurred development of $3,478,000, and amounts paid related to prior years of $18,971,000, were recognized during 2020 year on DBL and PFL business. While most of this is recognized in the first few months of the year, some of it is recognized during the remainder of the year due to the ability of claimants to take intermittent leave under the PFL benefits.

The cumulative number of reported claims was approximately 18,000 at December 31, 2020 and consists of the number of claims either paid or accrued.

Group disability, life, DBL and PFL Segment – DBL/PFL Claims Development
Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2020

2020	Total	$78,443

Group disability, life, DBL and PFL Segment – DBL/PFL Claims Development
Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2020

2020	Total	$43,949

	Outstanding policy benefits and claims payable before 2020	325

	Total policy benefits and claims, net of reinsurance	$34,819

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

Group disability. Life, DBL and PFL Segment – Group Disability Claims Development
											December 31, 2020
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance										Incurred But	Cumulative
	For the years ended December 31,										Not Reported	Number of
Accident	2011	2012	2013	2014	2015	2016	2017	2018	2019		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2020	Development	Claims
												(Actual)
2011	$18,558	16,948	16,166	15,271	15,730	16,672	16,712	16,516	16,546	$16,538	$-	2,338
2012		15,356	13,708	12,187	12,177	12,585	12,472	12,161	11,883	12,083	-	2,263
2013			32,952	30,832	29,893	32,070	31,664	31,378	31,545	31,058	-	2,629
2014				16,314	13,322	14,792	14,414	14,311	14,488	14,670	456	2,783
2015					25,335	19,247	16,630	14,705	14,552	15,175	172	3,254
2016						28,450	28,568	27,359	25,988	26,336	244	3,500
2017							29,897	26,021	22,851	22,358	481	3,783
2018								29,766	26,610	23,219	432	4,022
2019									34,518	33,535	1,786	4,303
2020										36,723	13,120	2,991
Total										$231,695

Group disability, life, DBL and PFL Segment – Group Disability Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2011	2012	2013	2014	2015	2016	2017	2018	2019
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2020

2011	$3,252	8,191	9,622	10,186	10,737	11,363	11,993	12,522	12,979	$13,388
2012		3,069	7,003	8,003	8,591	8,997	9,509	9,924	10,177	10,421
2013			5,454	12,541	16,424	19,428	21,536	23,460	25,029	26,245
2014				3,663	8,466	9,919	10,623	11,142	11,661	12,089
2015					6,825	14,034	16,634	17,203	17,623	18,117
2016						8,333	16,379	19,269	20,261	21,080
2017							8,459	16,139	17,901	18,339
2018								8,417	16,109	18,034
2019									11,794	22,755
2020										12,355

Total										$172,823

Outstanding policy benefits and claims payable before 2011, net of reinsurance										9,412

Total policy benefits and claims, net of reinsurance										$68,284

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

Unpaid claim liabilities related to our group disability policies is presented at present value. The following is additional information on unpaid claims liabilities presented at present value (in thousands):

	Carrying Value of		Aggregate Amount
	Unpaid Claim Liabilities		of Discount
	December 31,		December 31
	2020	2019	2020	2019

Group disability	$58,504	$56,756	$9,780	$10,382

Discount rates for each of the years ended December 31, 2020 and 2019 ranged from 2.5% to 6.0%. Insurance benefits, claims and reserves on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019 include the accretion of interest amounting to $1,448,000 and $1,524,000, respectively.

The following is supplementary information about the average historical claims duration for our group disability business as of December 31, 2020:

Group Disability
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
16.7%	18.1%	5.8%	2.7%	2.0%	1.8%	1.4%	0.9%	0.6%	0.4%

The following table reconciles the above disclosures of undiscounted net incurred and paid claims development for significant short-duration contract liabilities to the liability for policy benefits and claims on the consolidated balance sheet (in thousands).

December 31, 2020

Net outstanding balances:
Specialty Health Segment	$41,679
DBL/PFL	34,819
Group disability	68,284
Other short-duration insurance lines	7,827

Policy benefits and claims, net of reinsurance	152,609

Reinsurance recoverable on unpaid claims:
Specialty Health Segment	1,776
DBL/PFL	430
Group disability	22,472
Other short-duration insurance lines	11,448

Reinsurance recoverable on unpaid claims	36,126

Insurance lines other than short-duration	277
Aggregate discount	(9,780)

Total policy benefit and claims	$179,232

Note 13.Income Taxes

IHC and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year.

The provision for income tax expense (benefit) attributable to income from continuing operations, as shown in the Consolidated Statements of Income, is as follows for the years indicated (in thousands):

	2020	2019

CURRENT:
U.S. Federal	$6,544	$4,498
State and Local	250	729
	6,794	5,227

DEFERRED:
U.S. Federal	5,052	8,334
State and Local	(1,114)	(902)
	3,938	7,432

	$10,732	$12,659

Taxes computed at the Federal statutory rate of 21% attributable to pretax income for the years ended December 31, 2020 and 2019, respectively, are reconciled to the Company's actual income tax expense (benefit) as follows for the years indicated (in thousands):

	2020	2019

Tax computed at the statutory rate	$6,269	$5,323
Dividends received deduction and tax exempt interest	(132)	(128)
State and local income taxes, net of Federal effect	(683)	(132)
Executive compensation limit	456	583
Multistate RSAs	776	-
AMIC valuation allowance adjustment	4,492	7,900
Share-based compensation	(75)	(993)
Other, net	(371)	106

Income tax expense (benefit)	$10,732	$12,659

In 2020 and 2019, the Company increased AMIC’s valuation allowance by $4,492,000 and $7,900,000, respectively, to reflect decreases in projected income and associated utilization of Federal net operating losses. This is largely due to the reorganization of the Specialty Health segment into specialty health and pet divisions, and the expansion of our D2C and tech-enabled operations, which reduced expected income over the remaining period that AMIC’s net operating loss carryforwards are available to offset income.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2020 and 2019 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets.

	2020	2019
DEFERRED TAX ASSETS:
Investment write-downs	$48	$48
Loss carryforwards	9,361	23,612
Capital loss carryforward	677	-
Other	5,984	3,323
Total gross deferred tax assets	16,070	26,983
Less AMIC valuation allowance	(8,281)	(17,212)

Net deferred tax assets	7,789	9,771

DEFERRED TAX LIABILITIES:
Insurance reserves	(2,309)	(2,459)
Goodwill and intangible assets	(2,324)	(2,341)
Unrealized gains on investment securities	(1,145)	(338)
Other	(2,015)	(688)

Total gross deferred tax liabilities	(7,793)	(5,826)

Net deferred tax asset (liability)	$(4)	$3,945

At December 31, 2020, AMIC and its subsidiaries have available Federal net operating loss carryforwards of approximately $46,669,000 that primarily expire in 2021 and are limited in their utilization to future taxable income earned on a separate company basis. At December 31, 2019, AMIC and its subsidiaries had Federal net operating loss carryforwards of approximately $114,531,000, a significant portion of which expired in 2020, and were limited in their utilization to future taxable income earned on a separate company basis.

AMIC’s valuation allowance at December 31, 2020 and 2019 is related to net operating loss carryforwards that, in the judgment of management, were not considered realizable. IHC and its subsidiaries, excluding AMIC and its subsidiaries, considered the reversal of deferred tax liabilities and projected future taxable income in determining that a valuation allowance was not necessary on their deferred tax assets at December 31, 2020 or 2019.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, including AMIC and its subsidiaries, will realize the benefits of these net deferred tax assets recorded at December 31, 2020. As of December 31, 2020, IHC and its subsidiaries, and AMIC and its subsidiaries, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2020 and 2019 are insignificant. Tax years ending June 30, 2017 and forward are subject to examination by the Internal Revenue Service. The Company’s 2015 and 2016 income tax returns are currently under audit by the New York State Department of Taxation and Finance.

Net cash payments for income taxes were $505,000 and $966,000 in 2020 and 2019, respectively.

On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of net operating losses generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (AMT) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. At this time, the legislation does not have a material impact on the Company due to the lack of taxable losses in the stated carryback eligible tax years and the fact that the Company was already expecting to receive a cash benefit for the remaining AMT credits in the fiscal 2018 tax year return.

Note 14.Stockholders’ Equity

Treasury Stock

IHC maintains a program of repurchasing shares of its common stock when the Company deems feasible. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. At December 31, 2020, there were 1,538,991 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In 2020, the Company repurchased 244,487 shares of its common stock for an aggregate cost of $7,534,000 and of that amount, 36,377 shares were repurchased pursuant to the terms of a tender offer for an aggregate cost of $982,000. In 2019, the Company repurchased 108,646 shares of its common stock for an aggregate cost of $4,051,000.

The Company issued 22,593 and 95,339 shares from treasury stock in 2020 and 2019, respectively, as a result of option exercises and the vesting of restricted stock units during the period.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	2020	2019

Beginning balance	$1,212	$(8,310)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	3,572	12,246
Less amounts reclassified from accumulated OCI	(587)	(2,724)
Net other comprehensive income (loss)	2,985	9,522

Ending balance	$4,197	$1,212

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands):

	2020	2019

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$742	$4,105
Net impairment losses recognized in earnings	-	(646)

Income (loss) before income tax	742	3,459
Tax effect	155	735

Net income (loss)	$587	$2,724

Note 15.Share-Based Compensation

In November 2016, the stockholders approved the Independence Holding Company 2016 Stock Incentive Plan and in November 2020 approved amendments to that plan (the”2016 Plan, as amended”). The 2016 Plan, as amended, permits grants of options, SARs, restricted shares, restricted share units, unrestricted shares, deferred share units and performance awards. Under the terms of the 2016 Plan, as amended: (i) the exercise price of an option may not be less than the fair market value of an IHC share on the grant date and the terms of an option may not exceed 10 years from the grant date; and (ii) the exercise price of a SAR may not be less than the fair market value of an IHC share on the grant date and SAR terms may not exceed 10 years from the date of grant.

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

At December 31, 2020, there were 368,599 shares available for future stock-based compensation grants under the 2016 Plan, as amended. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans (by award type) for each of the years indicated (in thousands):

	2020	2019
IHC’s Share-based Compensation Plan:
Stock options	$1,754	$1,940
Restricted stock units	358	292
SARs	262	442

Share-based compensation expense, pre-tax	2,374	2,674
Tax benefits	639	720

Share-based compensation expense, net	$1,735	$1,954

Stock Options

The Company’s stock option activity during 2020 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2019	785,047	$31.54
Granted	25,000	40.20
Exercised	(23,667)	20.20

December 31, 2020	786,380	$32.16

The weighted average grant-date fair-values of options granted during the years ended December 31, 2020 and 2019 were $9.31 and $8.31, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods indicated:

	2020	2019

Weighted-average risk-free interest rate	0.24%	2.32%
Expected annual dividend rate per share	1.32%	1.22%
Expected volatility factor of the Company's common stock	34.17%	28.97%
Weighted-average expected term of options	3.5 years	3.5 years

In 2020, IHC received $179,000 in cash from the exercise of stock options with an aggregate intrinsic value of $374,000 and recognized $63,000 of tax benefits. Cash outflows in 2020 to satisfy employees’ income tax withholding obligations amounted to $81,000 for option exercises that were net settled in IHC shares. In 2019, IHC received $269,000 in cash from the exercise of stock options with an aggregate intrinsic value of $5,207,000 and recognized $970,000 of tax benefits. Cash outflows in 2019 to satisfy employees’ income tax withholding obligations amounted to $2,397,000 for option exercises that were net settled in IHC shares.

The following table summarizes information regarding options outstanding and exercisable:

	December 31, 2020
	Outstanding	Exercisable

Number of options	786,380	469,130
Weighted average exercise price per share	$32.16	$28.55
Aggregate intrinsic value for all options (in thousands)	$6,952	$5,839
Weighted average contractual term remaining	1.6 years	1.5 years

At December 31, 2020, the total unrecognized compensation cost related to IHC’s non-vested stock options was $1,441,000 and it is expected to be recognized as compensation expense over a weighted average period of 1.1 years.

Restricted Stock

The Company’s restricted stock activity during 2020 was as follows:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2019	19,800	$37.54
Granted	9,900	42.62
Vested	(9,900)	35.57

December 31, 2020	19,800	$41.06

IHC granted 9,900 restricted stock units during each of the years ended December 31, 2020 and 2019 with weighted-average grant-date fair values of $42.62 and $40.01 per share, respectively. The total fair value of restricted stock units that vested in 2020 and 2019 was $352,000 and $389,000, respectively.

At December 31, 2020, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $763,000 which is expected to be recognized as compensation expense over a weighted average period of 2.2 years.

SARs and Share-Based Performance Awards

IHC had 64,900 SAR awards outstanding at both December 31, 2020 and 2019. No SAR awards were granted or exercised in either 2020 or 2019. Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2020 and December 31, 2019 are liabilities of $979,000 and $717,000, respectively, pertaining to SARs.

Note 16.Contingencies

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas,

Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”). In the action, which is currently stayed, the Plaintiff seeks contractual payments allegedly owed by Standard Security Life and Madison National Life totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  During the stay, two arbitrations involving the same parties proceeded.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020 and recorded it in other income on the Consolidated Statement of Income in the third quarter.  The second arbitration resulted in no monetary obligations owed by any of the parties.  The Defendants have not had to file an answer in the Texas Action.  At the point they do have to file an answer to the Complaint, they will assert a variety of defenses, set-offs and counterclaims.

Multistate Market Conduct Examination (MCE)

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American Insurance Company were selected for MCE related to our STM, limited medical and fixed indemnity limited health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) served as lead states, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance served as the managing lead states of the MCE. In addition to the five lead states, 37 other states participated in the MCE. Each of Standard Security Life, Madison National Life and Independence American Insurance Company responded to inquiries and document production requests in the MCE and proactively communicated and cooperated with the applicable regulatory agencies for the MCE. Each of these subsidiaries also provided a detailed action plan to regulators that summarized its enhanced compliance and control mechanisms.

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter and processed payment in October 2020. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

Note 17.Concentration of Credit Risk

At December 31, 2020, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with carrying values of $13,763,000 and $13,359,000 were on deposit with various state insurance departments at December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had reinsurance recoverable from the following reinsurers that individually exceed 10% of stockholders’ equity (in thousands):

	AM Best	Due from
Reinsurer	Rating	Reinsurer

National Guardian Life Insurance Company	A-	$214,687
Guggenheim Life and Annuity Company	B++	91,819

The Company believes that these receivables are fully collectible.

Note 18.Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2020, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $27,872,000 in 2021 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level.

Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $8,300,000 and $0 to its parent in 2020 and 2019, respectively; (ii) Standard Security Life declared and paid dividends of $5,200,000 and $0 to its parent in 2020 and 2019, respectively; and (iii) Independence American Insurance Company declared and paid dividends of  $10,000,000 and $18,000,000 to its parent in 2020 and 2019, respectively. IHC declared cash dividends of $0.44 per share or $6,472,000 in 2020 and $0.40 per share or $5,963,000 in 2019.

In 2019, upon receiving regulatory approvals, our insurance subsidiaries declared and paid extraordinary statutory dividends aggregating $165,472,000 to their parent company. The extraordinary dividends consisted of cash and the common and preferred shares issued by their affiliate, Madison Investors Corp., a wholly owned subsidiary of the Company. There were no such extraordinary statutory dividends declared or paid by our insurance subsidiaries in 2020

The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of their state of domicile. Statutory accounting practices differ from U.S. GAAP in several respects causing differences in reported net income and stockholder’s equity. The Company’s insurance subsidiaries have no permitted accounting practices, which encompass all accounting practices not so prescribed that have been specifically allowed by the state insurance authorities.

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019

Statutory net income:
Madison National Life	$14,360	$16,460
Standard Security Life	12,902	5,246
Independence American Insurance Company	13,354	19,030

	December 31,
	2020	2019

Statutory capital and surplus:
Madison National Life	$86,105	$83,256
Standard Security Life	64,604	57,069
Independence American Insurance Company	88,204	84,533

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2020 and 2019, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

Note 19.Segment Reporting

The Insurance Group principally engages in the health, pet and life insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments.

Information by business segment is presented below for the years indicated (in thousands).

	2020	2019
Revenues:
Specialty Health (A)	$224,101	$193,823
Group disability, life, DBL and PFL	214,769	169,038
Individual life, annuities and other (B)	2,411	1,675
Corporate	1,237	5,853
	442,518	370,389
Net investment gains (losses)	1,346	4,705
Net impairment losses recognized in earnings	-	(646)

Total revenues	$443,864	$374,448

Income before income taxes
Specialty Health (A) (C) (D)	$4,322	$7,757
Group disability, life, DBL and PFL	33,156	21,809
Individual life, annuities and other (B) (E)	74	(1,129)
Corporate	(9,048)	(7,148)
	28,504	21,289
Net investment gains (losses)	1,346	4,705
Net impairment losses recognized in earnings	-	(646)

Income before income taxes	$29,850	$25,348

(A)For the year ended December 31, 2020, the Specialty Health segment includes $5,641,000 of pretax income recognized upon the receipt of an arbitration award with a former TPA discussed in Note 16.

(B)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(C)In 2020, the Specialty Health segment includes a charge of $3,660,000 related to the MCE described in Note 16.

(D)In 2019, the Specialty Health segment includes: (i) an other-than-temporary impairment loss of $3,712,000, a provision for losses on a note receivable of $1,773,000, and equity losses of $2,713,000, all in connection with the Company’s equity investment in Ebix Health Exchange (see Note 6 for more information); (ii) a provision for losses of $2,412,000 on other notes and receivables (primarily a note receivable from an unaffiliated lead generation company); and (iii) in both 2020 and 2019, significant costs associated with hiring, training and licensing a significant number of new agents, as well as costs for system development in our marketing and administrative companies.

(E)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $720,000 and $788,000 for the years ended December 31, 2020 and 2019, respectively.

	December 31,
	2020	2019
IDENTIFIABLE ASSETS AT YEAR END
Specialty Health	$235,925	$223,679
Group disability, life, DBL and PFL	349,263	324,139
Individual life, annuities and other	340,494	361,466
Corporate	157,474	145,019

	$1,083,156	$1,054,303

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2020
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$56,223	$56,893	$56,893
States, municipalities and political subdivisions	159,421	161,960	161,960
Foreign governments	4,907	5,178	5,178
Public utilities	28,008	28,967	28,967
All other corporate bonds	152,748	153,651	153,651

TOTAL FIXED MATURITIES	401,307	406,649	406,649

EQUITY SECURITIES:
Common stocks:
Industrial, miscellaneous and all other	2,612	3,411	3,411
Non-redeemable preferred stocks	2,637	2,708	2,708

TOTAL EQUITY SECURITIES	5,249	6,119	6,119

Short-term investments and resale agreements	52,624	52,624	52,624
Other long-term investments	10,707	8,238	8,238

TOTAL INVESTMENTS	$469,887	$473,630	$473,630

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2020	2019

ASSETS:
Cash and cash equivalents	$10,852	$895
Securities purchased under agreements to resell	14,780	39,438
Fixed maturities, available-for-sale	20,324	3,260
Investments in consolidated subsidiaries	435,376	428,014
Income tax receivable	11,389	9,307
Deferred tax asset, net	1,157	1,517
Other assets	821	461

TOTAL ASSETS	$494,699	$482,892

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$12,684	$11,491
Amounts due to consolidated subsidiaries, net	6,596	6,449
Dividends payable	3,301	3,003

TOTAL LIABILITIES	22,581	20,943

Redeemable noncontrolling interest	2,312	2,237

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)(A)	-	-
Common stock (B)	18,625	18,625
Paid-in capital	124,757	122,717
Accumulated other comprehensive loss	4,197	1,212
Treasury stock, at cost (C)	(77,088)	(69,724)
Retained earnings	399,273	386,864

TOTAL IHC’S STOCKHOLDERS' EQUITY	469,764	459,694
NONREDEEMABLE NONCONTROLLING INTERESTS	42	18

TOTAL EQUITY	469,806	459,712

TOTAL LIABILITIES AND EQUITY	$494,699	$482,892

(A)Preferred stock $1.00 par value, 100,000 shares authorized; none issued or outstanding.

(B)Common stock $1.00 par value, 23,000,000 shares authorized; 18,625,458 shares issued 14,643,047 and 14,864,941 shares outstanding, respectively.

(C)Treasury stock, at cost; 3,982,411 and 3,760,517 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands)
(PARENT COMPANY ONLY)

	2020	2019
REVENUES:
Net investment income	$459	$738
Net investment gains (losses)	(19)	130
Other income (loss)	(150)	1,461

	290	2,329
EXPENSES:
General and administrative expenses	8,694	9,352

	8,694	9,352

Loss before income tax benefits and equity in net income of subsidiaries	(8,404)	(7,023)

Equity in net income of subsidiaries	26,138	19,061

Income before income tax benefits	17,734	12,038

Income tax (benefits)	(1,384)	(651)

Net income	19,118	12,689

Less income from noncontrolling interests in subsidiaries	(237)	(293)

Net income attributable to IHC	$18,881	$12,396

Comprehensive Income:
Net income	$19,118	$12,689
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	(80)	164
Equity in unrealized gains (losses) on available-for-sale
securities of subsidiaries	3,065	9,358
Other comprehensive income (loss), net of tax	2,985	9,522

Comprehensive income, net of tax	22,103	22,211
Less: comprehensive income attributable to noncontrolling interests	(237)	(293)

Comprehensive income, net of tax, attributable to IHC	$21,866	$21,918

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2020	2019

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$19,118	$12,689
Adjustments to net income:
Equity in net income of subsidiaries	(26,138)	(19,061)
Other	4,105	3,247
Change in current income tax liability(A)	(2,082)	(17,793)
Changes in other assets and liabilities	(503)	(48)

Net change in cash from operating activities	(5,500)	(20,966)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries (B)	21,848	34,544
Net purchases of securities under agreements to resell	24,658	(39,438)
Purchases of fixed maturities	(28,693)	(1,154)
Sales of fixed maturities	-	8,432
Maturities and other repayments of fixed maturities	11,284	28,193
Other	18	-

Net change in cash from investing activities	29,115	30,577

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(7,534)	(4,057)
Dividends paid	(6,222)	(5,231)
Proceeds from stock options exercised	179	269
Payments related to tax withholdings for share-based compensation	(81)	(2,397)

Net change in cash from financing activities	(13,658)	(11,416)

Net change in cash and cash equivalents	9,957	(1,805)
Cash and cash equivalents, beginning of year(C)	895	2,700

Cash and cash equivalents, end of year(C)	$10,852	$895

(A)Includes net (payments) receipts for income taxes of $0 and $(17,086,000) to and from consolidated subsidiaries in accordance with tax sharing agreements during the years ended December 31, 2020 and 2019, respectively.

(B)Includes $21,702,000 and $53,129,000 of cash dividends paid to parent company by consolidated subsidiaries for the years ended December 31, 2020 and 2019, respectively.

(C)The parent company has no restricted cash at December 31, 2020 and 2019.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	SCHEDULE III
	INDEPENDENCE HOLDING COMPANY
	SUPPLEMENTARY INSURANCE INFORMATION
	(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS (1)	CLAIMS	PREMIUMS	EARNED	INCOME (2)	RESERVES	COSTS (1)	EXPENSES (3)	WRITTEN
December 31, 2020
Specialty Health	$-	43,632	6,063	190,755	2,617	84,219	-	135,560	$193,710
Group disability, life,
DBL and PFL	-	160,245	6,553	206,712	7,111	123,263	-	58,350	209,246
Individual life, annuities
and other	-	314,817	173	63	898	735	-	1,602	63
Corporate	-	-	-	-	1,151	-	-	10,285	-
	$-	518,694	12,789	397,530	11,777	208,217	-	205,797	$403,019

December 31, 2019
Specialty Health	$-	42,495	3,110	177,991	4,330	75,539	-	110,527	$177,438
Group disability, life,
DBL and PFL	-	146,080	4,000	160,702	7,774	97,335	-	49,894	162,972
Individual life, annuities
and other	-	318,383	172	48	1,300	1,247	-	1,557	48
Corporate	-	-	-	-	2,239	-	-	13,001	-
	$-	506,958	7,282	338,741	15,643	174,121	-	174,979	$340,458

(1)In 2015, the Company ceded substantially all of its individual life and annuity policy blocks in run-off and as a result, the remaining balance of deferred acquisition costs is not material at December 31, 2020 and 2019 and is included in other assets on the accompanying Consolidated Balance Sheets. Amortization of deferred acquisition costs was $1,160,000 and $1,036,000 for the years ended December 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Income for those periods.

(2)Net investment income is allocated between product lines based on the mean reserve method.

(3)Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2020	$15,534,807	$6,003	$4,842,171	$10,698,639	0.1%
December 31, 2019	$14,935,361	$6,298	$6,553,251	$8,388,408	0.1%

Premiums Earned:

December 31, 2020
Accident and health	$305,032	$7	$23,741	$281,298	0.0%
Life and annuity	55,771	756	27,163	29,364	2.6%
Property and liability (1)	86,876	-	8	86,868	0.0%
	$447,679	$763	$50,912	$397,530	0.2%

December 31, 2019
Accident and health	$287,529	$5	$22,538	$264,996	0.0%
Life and annuity	54,825	998	33,061	22,762	4.4%
Property and liability (1)	51,046	-	63	50,983	0.0%
	$393,400	$1,003	$55,662	$338,741	0.3%

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

4.1   Description of the registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended. *

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