Form 10-K/A
period 2020-12-31
INDEPENDENCE HOLDING CO
filed 2021-04-30
CIK 701869

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

Yes   ☐   No   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2020 was $146,514,000.

As of April 30, 2021, there were 14,639,449 shares of Common Stock outstanding.

EXPLANATORY NOTE

Independence Holding Company (“IHC”, the “Company” or “we”, “us” and “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File Number 001-32244) (the “2020 Annual Report”), as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 16, 2021. The purpose of this Amendment is to include information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K.  We will also include this information in our proxy statement for our 2021 Annual Meeting of Shareholders.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 16, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Annual Report and the registrant’s other filings with the SEC.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 31, 2021 are set forth below:

Name	Age	Title

Gary J. Balzofiore	63	Senior Vice President Specialty Health Operations
Vincent J. Furfaro	57	Senior Vice President Strategic Corporate Development & Chief Information Security Officer
Larry R. Graber	71	Chief Life and Annuity Actuary, Senior Vice President and Director
Teresa A. Herbert	59	Chief Financial Officer, Senior Vice President and Director
David T. Kettig	62	President, Chief Operating Officer and Director
Allan C. Kirkman	77	Director
John L. Lahey	74	Director
Steven B. Lapin	75	Director
Ronald I. Simon	82	Director
James G. Tatum	79	Director
Roy T.K. Thung	77	Chief Executive Officer and Chairman of the Board

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected. Officers are appointed annually and serve at the discretion of the Board of Directors.

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

Larry R. Graber

Since March 2012, Chief Life and Annuity Actuary and Senior Vice President of IHC; for more than five years prior thereto, Senior Vice President — Life and Annuities of IHC; for more than the past five years, a director and President of Madison National Life; since July 2018, a director of Independence American; for more than the past five years until October 2020, a director and President of Southern Life and Health Insurance Company, an insurance company with principal offices in Homewood, Alabama; for more than the past five years, a director of Standard Security Life.

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

David T. Kettig

Since September 25, 2017, President of IHC; for more than the last five years, a director of IHC; from April 1, 2016 to September 24, 2017, Executive Vice President of IHC; since February 2015, and Chief Operating Officer of IHC; from April 2009 to April 1, 2016, Chief Operating Officer and Senior Vice President of IHC; from August 2013 to August 2016, President of AMIC; from April 2009 to March 2012, Chief Operating Officer and Senior Vice President of AMIC; from March 2011 to August 2016, a director of AMIC; for more than the past five years, President and a director of IAIC; since April 2016, Chairman and Chief Executive Officer of Standard Security Life; for more than the past five years, a director of Standard Security Life.

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

Ronald I. Simon

Since November 2016, a director of IHC; since November 2017,  a member of the Audit Committee of IHC; from January 2003 to August 2016, Chairman of the Compensation Committee of AMIC; from January 2005 to August 2016, a member of the Audit Committee of AMIC; from 2011 to August 2016, Chairman of the Audit Committee of AMIC; since August 2007, a director and member of the Audit and Compensation Committees, and until January 2021, Chairman of the Corporate Governance Committee, of Ellington Financial, Inc., a REIT specializing in acquiring and managing mortgage-related assets; since January 2021, Chairman of the Board and Chair of the Audit Committee, and a member of the Corporate Governance Committee of Ellington Financial, Inc.; since May 2013, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Residential Mortgage REIT.

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

Family Relationships

None.

Corporate Governance Documents

In furtherance of its longstanding goals of providing effective governance of IHC’s business and affairs for the long-term benefit of stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, the Board has adopted:

•a Code of Business Ethics that applies to IHC’s principal executive officer, principal financial officer, principal accounting officer or controller and other IHC employees performing similar functions (the “Code of Ethics”);

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

Compensation Committee.  The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, is responsible for determining or ratifying (as the case may be) the compensation of IHC’s executive officers, and administers IHC’s 2016 Stock Incentive Plan, as amended.  The Compensation Committee has sole authority to determine the compensation for IHC’s Chief Executive Officer.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists the annual compensation for IHC’s CEO and the two other most highly compensated executive officers for fiscal year ended 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Mr. Roy T.K. Thung	2020	504,241	338,800	-	-		636,799	(1)	189,020	(2)	15,631	(3)	1,684,491
Chief Executive Officer	2019	494,379	338,800	-	1,462,560	(4)	752,739		178,321		14,456		3,241,255
and Chairman

Mr. David T. Kettig	2020	411,108	330,000	-	-		-		-		29,466	(5)	770,574
President and Chief	2019	395,504	330,000	-	438,768	(4)	-		-		30,046		1,194,318
Operating Officer

Ms. Teresa A. Herbert	2020	323,485	200,000	-	-		-		-		21,421	(6)	544,906
Senior Vice President	2019	317,970	200,000	-	393,063	(4)	-		-		24,842		935,875
and Chief Financial
Officer

(1)Represents strategic and long-term incentive earnings as a result of Mr. Thung’s Employment Agreement with IHC for the year indicated. IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011. Under the agreement, Mr. Thung is entitled to an incentive payment upon the disposition of a strategic asset of IHC equal to 3% of the amount above which the consideration received by IHC for such disposition exceeds the book value of such asset as of March 31, 2011.  In addition, any termination of the agreement other than for “cause” triggers an incentive payment to Mr. Thung in respect of such appreciation in the overall book value of IHC.  The initial term of Mr. Thung’s employment agreement was two years from the date it was entered into, but, by its terms, will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. Mr. Thung received cash incentive payments of $2,799 and $29,739 in 2020 and 2019, respectively. Had the strategic and long-term incentive provisions of Mr. Thung’s agreement been triggered on December 31, 2020, Mr. Thung would have received $6,462,000.

(2)Represents the increase (decrease) in the value of Mr. Thung’s Retirement Benefits Agreement with IHC for the year indicated. Refer to Potential Payments to Named Executive Officers for additional information regarding this agreement.

(3)The amount shown for 2020 represents reimbursements related to employer-matching contributions to Mr. Thung’s 401(k) account and group life insurance premiums paid on Mr. Thung’s behalf.

(4)Represents the grant date fair value of options granted during 2019.

(5)The amount shown for 2020 represents reimbursements related to the use of an automobile, employer-

matching contributions to Mr. Kettig’s 401(k) account, group life insurance premiums paid on Mr. Kettig’s behalf, and employer contributions to Mr. Kettig’s disability insurance.

(6)The amount shown for 2020 represents reimbursements related to the use of an automobile, employer-matching contributions to Ms. Herbert’s 401(k) account, group life insurance premiums paid on Ms. Herbert’s behalf, and employer contributions to Ms. Herbert’s disability insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information about unexercised stock options and unvested shares of restricted stock held as of December 31, 2020.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Roy T.K. Thung	16,500	-	$27.65	November 16, 2022	(1)	-	-
	82,500	-	$27.65	November 16, 2022	(2)	-	-
	58,667	117,333	$37.38	July 4, 2022	(3)	-	-

David T. Kettig	15,000	-	$19.95	December 1, 2021	(4)	-	-
	11,000	-	$27.65	November 16, 2022	(1)	-	-
	27,500	-	$27.65	November 16, 2022	(2)	-	-
	17,600	35,200	$37.38	July 4, 2022	(3)	-	-

Teresa A. Herbert	12,000	-	$19.95	December 1, 2021	(4)	-	-
	11,000	-	$27.65	November 16, 2022	(1)	-	-
	27,500	-	$27.65	November 16, 2022	(2)	-	-
	15,767	31,533	$37.38	July 4, 2022	(3)	-	-

(1)Stock appreciation rights granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(2)Stock options granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(3)Stock options granted on January 4, 2019 vest in three equal installments beginning on January 4, 2020.

(4)Stock options granted on December 1, 2016 vested in three equal installments beginning on December 1, 2017.

Potential Payments to Named Executive Officers Upon Termination or Change-in-Control.

With Mr. Thung

IHC is party to a Retirement Benefits Agreement with Mr. Roy T.K. Thung, dated as of September 30, 1991, and amended by amendments dated as of December 20, 2002, June 17, 2005 and December 31, 2008, respectively, pursuant to which Mr. Thung is entitled to a lump-sum cash payment upon a “separation from service” from IHC of $1,659,557, increasing on a cumulative, compounding basis of 6% per annum from December 31, 2008.  “Separation from service” is as defined under U.S. Treasury Regulations 1.409A-1(h)(1), and would generally include Mr. Thung’s death, retirement or any other termination of employment, including permanent disability. For example, had this provision been triggered on December 31, 2020, Mr. Thung would have been entitled to receive a payment of $3,339,355.

IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011.  Under this employment agreement, if Mr. Thung’s employment by IHC or its affiliate were to cease under certain circumstances, Mr. Thung would be entitled to receive a lump-sum severance amount equal to the average annual aggregate total compensation received by Mr. Thung during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Thung to IHC and its affiliates.  The circumstances under which such severance would be paid are: (i) Mr. Thung’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Thung’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage IHC or its reputation); (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s  material breach of its obligations under the employment agreement, IHC’s non-renewal of the employment agreement or change in control of IHC or its ultimate parent); or; (iii) upon Mr. Thung’s death or permanent disability.   In addition, under the agreement, Mr. Thung is also entitled to strategic and long-term incentive payments which are included in the Summary Compensation Table above. The initial term of Mr. Thung’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provisions of Mr. Thung’s agreement been triggered on December 31, 2020, Mr. Thung would have been entitled to receive approximately $69,919 per month for forty-three months ($3,006,517 in the aggregate).

With Mr. Kettig

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life (which subsequently assigned the agreement to its affiliate AMIC Holdings, Inc.), and Mr. David T. Kettig, IHC’s President, and Chief Operating Officer, dated as of April 18, 2011 and amended on January 1, 2017.  Under this employment agreement, if Mr. Kettig’s employment by AMIC Holdings, Inc. or its affiliate were to cease under certain circumstances, Mr. Kettig would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Kettig during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; or (ii) a number of months equal to the aggregate number of years of service of Mr. Kettig to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Kettig’s employment by AMIC Holdings, Inc. being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Kettig’s material failure to follow AMIC Holdings, Inc.’s or IHC’s lawful directions, material failure to follow AMIC Holdings, Inc.’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage AMIC Holdings, Inc., IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with AMIC Holdings, Inc.’s (or its successor’s) material breach of its obligations under the employment agreement or upon AMIC Holdings, Inc.’s non-renewal of the employment agreement).  The initial term of Mr. Kettig’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by AMIC Holdings, Inc. For example, had the severance provision in Mr. Kettig’s agreement been triggered on December 31, 2020, Mr. Kettig would have been entitled to receive approximately $69,672 per month for twenty-four months ($1,672,128 in the aggregate).

With Ms. Herbert

IHC is party to the Officer Employment Agreement, by and between IHC and Ms. Teresa A. Herbert, IHC’s Chief Financial Officer and Senior Vice President, dated as of April 18, 2011.  Under this employment agreement, if Ms. Herbert’s employment by IHC or its affiliate were to cease under certain circumstances, Ms. Herbert would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Ms. Herbert during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Ms. Herbert to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Ms. Herbert’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Ms. Herbert’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or her engaging in unlawful behavior that would damage IHC or its reputation), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s (or its successor’s) material breach of its obligations under the employment agreement or upon IHC’s non-renewal of the employment agreement).  The initial term of Ms. Herbert’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provision in Ms. Herbert’s agreement been triggered on December 31, 2020, Ms. Herbert would have been entitled to receive approximately $51,051 per month for twenty-four months ($1,225,224 in the aggregate).

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

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	786,380	$32.16	368,599

DIRECTORS’ COMPENSATION

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity.  IHC does not pay management directors for board service in addition to their regular employee compensation.  The Compensation Committee has the primary responsibility for reviewing and considering any revisions to director compensation.

During 2021, each non-employee (outside) director will be paid:

•an annual retainer of $36,000;

•$1,500 for each board or committee meeting attended;

•$9,000 for service as chairman of a board committee; and

•2,475 restricted shares of IHC common stock, vesting ratably over the three annual anniversaries of the award, and contingent upon continuing service as a director.

The following table summarizes compensation paid to IHC’s directors during 2020 except for Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board, Mr. David T. Kettig, President and Chief Operating Officer, Mr. Larry R. Graber, Chief Life and Annuity Actuary and Senior Vice President, and Teresa A. Herbert, Chief Financial Officer and Senior Vice President, for whom compensation was previously discussed.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Total ($)
Mr. Allan C. Kirkman	67,500		105,485	172,985
Mr. John L. Lahey	68,500	(2)	105,485	173,985
Mr. Steven B. Lapin (1)	-		-	-
Mr. Ronald I. Simon	55,500		105,485	160,985
Mr. James G. Tatum	76,000	(2)	105,485	181,485

(1)Mr. Lapin received no compensation in connection with his service as an IHC director during 2020.

(2)Includes $10,000 of compensation paid in 2020 by IHC Domain Holdings, LLC., a wholly owned subsidiary of IHC, for services as its director.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by each of our directors and each of our executive officers based on 14,639,449 issued and outstanding shares of common stock as of March 31, 2021.

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

The address of each individual named below is c/o IHC at 96 Cummings Point Road, Stamford, Connecticut 06902.

Name of Beneficial Owner	Number of Shares		Percent of Class

Mr. Gary J. Balzofiore	69,706	(1)	*
Mr. Vincent J. Furfaro	35,000	(2)	*
Mr. Larry R. Graber	111,316	(3)	*
Ms. Teresa A. Herbert	151,888	(4)	1.0%
Mr. David T. Kettig	166,044	(5)	1.1%
Mr. Allan C. Kirkman	34,551		*
Mr. John L. Lahey	30,525		*
Mr. Steven B. Lapin	122,162	(6)	*
Mr. Ronald I. Simon	46,425	(7)	*
Mr. James G. Tatum	46,551		*
Mr. Roy T. K. Thung	436,352	(8)	2.9%
All directors, nominees for director and executive officers as a group (11 persons)	1,250,520		8.3%

*Represents less than 1% of the outstanding common stock.

(1)Includes 39,334 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(2)Includes 35,000 shares of common stock underlying stock options exercisable within sixty (60) days from the date above

(3)Includes 55,834 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(4)Includes 71,034 shares of common stock underlying stock options exercisable within sixty (60) days from the date above. Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

(5)Includes 77,700 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(6)Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer and director.

(7)Includes 36,425 shares of common stock held by the Simon Family Trust and 2,000 shares of common stock held in Mr. Simon’s wife’s IRA account, of which shares Mr. Simon disclaims beneficial ownership.

(8)Includes 199,834 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.  Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

Significant Stockholders

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by certain persons known by IHC to beneficially own more than five percent of the outstanding shares of IHC common stock, based on 14,639,449 issued and outstanding shares of common stock as of March 31, 2021.

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

Name	Number of Shares	Percent of Class
Geneve Holdings, Inc. (1)	9,145,226	62.47%

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

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As a company listed on the New York Stock Exchange (the “NYSE”), IHC uses the definition of independence prescribed in the NYSE Listed Company Manual (the “Manual”).  Each of Messrs. Kirkman, Tatum, Lahey and Simon meet such independence requirements.  The Board has affirmatively determined that none of them had any material relationship described in Item 407(a) of Regulation S-K promulgated by the SEC with IHC at all applicable times during 2020.

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

Transactions with Management and Other Relationships

IHC and Geneve Holdings, Inc. (“GHI”), IHC’s controlling stockholder, operate under cost-sharing arrangements pursuant to which certain items are allocated between the two companies.  During 2020, IHC paid GHI (or accrued for payment thereto) approximately $416,000 under such arrangements, and paid or accrued an additional $113,000 for the first quarter of 2021.  Such cost-sharing arrangements include GHI’s providing IHC with the use of office space as IHC’s corporate headquarters for annual consideration of $156,000 in 2020.  The foregoing arrangement is subject to the annual review and approval of the Audit Committee, and IHC’s management believes that the terms thereof are no less favorable than could be obtained by IHC from unrelated parties on an arm’s-length basis.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services that RSM US LLP (“RSM”) provided to IHC during 2020 and 2019:

	2020	2019
Audit fees (1)	$ 1,318,000	$ 1,281,000
Audit-related fees	-	-
Tax fees	-	-
All other fees (2)	20,000	20,000
Total	$ 1,338,000	$ 1,301,000

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

April 30, 2021