Form 10-Q
period 2021-03-31
INDEPENDENCE HOLDING CO
filed 2021-05-07
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021.

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

Yes   ☐   No  [X]

As of May 7, 2021, the registrant had 14,639,449 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$1,559	$2,634
Securities purchased under agreements to resell	145,392	49,990
Fixed maturities, available-for-sale	390,942	406,649
Equity securities	2,671	6,119
Other investments	10,768	8,238
Total investments	551,332	473,630

Cash and cash equivalents	22,123	72,089
Due and unpaid premiums	40,688	29,182
Due from reinsurers	357,053	357,205
Goodwill	74,900	74,900
Other assets	78,876	76,150

TOTAL ASSETS	$1,124,972	$1,083,156

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$193,282	$179,232
Future policy benefits	196,439	198,086
Funds on deposit	141,891	141,376
Unearned premiums	43,798	12,789
Other policyholders' funds	11,920	12,001
Due to reinsurers	2,634	3,872
Accounts payable, accruals and other liabilities	58,961	63,682

TOTAL LIABILITIES	648,925	611,038

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	2,258	2,312

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,639,449 and
14,643,047 shares outstanding	18,625	18,625
Paid-in capital	125,189	124,757
Accumulated other comprehensive income	2,268	4,197
Treasury stock, at cost; 3,986,009 and 3,982,411 shares	(77,228)	(77,088)
Retained earnings	404,894	399,273

TOTAL IHC STOCKHOLDERS’ EQUITY	473,748	469,764
NONREDEEMABLE NONCONTROLLING INTERESTS	41	42

TOTAL EQUITY	473,789	469,806

TOTAL LIABILITIES AND EQUITY	$1,124,972	$1,083,156

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
REVENUES:
Premiums earned	$115,141	$96,050
Net investment income	2,592	3,240
Fee income	6,356	3,942
Other income	353	477
Net investment gains	215	288

	124,657	103,997

EXPENSES:
Insurance benefits, claims and reserves	67,378	54,058
Selling, general and administrative expenses	50,420	44,574

	117,798	98,632

Income before income taxes	6,859	5,365
Income taxes	1,293	1,043

Net income	5,566	4,322
Loss from nonredeemable noncontrolling interests	1	9
(Income) loss from redeemable noncontrolling interests	54	(53)

NET INCOME ATTRIBUTABLE TO IHC	$5,621	$4,278

Basic income per common share	$0.38	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING	14,641	14,856

Diluted income per common share	$0.38	$0.29

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,778	14,911

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$5,566	$4,322
Other comprehensive loss:
Available-for-sale securities:
Unrealized losses on available-for-sale securities, pre-tax	(2,460)	(134)
Tax benefit on unrealized gains on available-for-sale securities	(531)	(23)
Unrealized losses on available-for-sale securities, net of taxes	(1,929)	(111)

Other comprehensive loss, net of tax	(1,929)	(111)

COMPREHENSIVE INCOME, NET OF TAX	3,637	4,211

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	55	(44)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests	-	-

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	55	(44)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$3,692	$4,167

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended March 31, 2021 and 2020

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2020	$18,625	$124,757	$4,197	$(77,088)	$399,273	$469,764	$42	$469,806

Net income					5,621	5,621	(1)	5,620
Other comprehensive
loss, net of tax			(1,929)			(1,929)	-	(1,929)
Repurchases of common stock				(140)		(140)	-	(140)
Share-based compensation		432				432	-	432

BALANCE AT
MARCH 31, 2021	$18,625	$125,189	$2,268	$(77,228)	$404,894	$473,748	$41	$473,789

BALANCE AT
DECEMBER 31, 2019	$18,625	$122,717	$1,212	$(69,724)	$386,864	$459,694	$18	$459,712

Net income					4,278	4,278	(9)	4,269
Other comprehensive
loss, net of tax			(111)			(111)	-	(111)
Repurchases of common stock				(1,472)		(1,472)	-	(1,472)
Common stock dividends
($0.22 per share)					(3,040)	(3,040)	-	(3,040)
Distributions to noncontrolling
interests						-	(3)	(3)
Share-based compensation		543				543	-	543

BALANCE AT
MARCH 31, 2020	$18,625	$123,260	$1,101	$(71,196)	$388,102	$459,892	$6	$459,898

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$5,566	$4,322
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	220	120
Net amortization of purchased premium and discount in net investment income	1,169	857
Net investment (gains)	(215)	(288)
Depreciation and amortization	1,118	908
Other	1,572	408
Changes in assets and liabilities:
Change in insurance liabilities	42,672	25,009
Change in amounts due from reinsurers	152	668
Change in claim fund balances	(130)	58
Change in due and unpaid premiums	(11,505)	(6,377)
Change in contract asset	(1,186)	-
Other operating activities	(2,900)	(7,858)

Net change in cash from operating activities	36,533	17,827

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	1,060	(73,952)
Net (purchases) sales of securities under resale agreements	(95,402)	88,780
Sales of equity securities	3,494	-
Sales of fixed maturities	-	33,328
Maturities and other repayments of fixed maturities	17,963	11,208
Purchases of fixed maturities	(7,931)	(66,621)
Payments to acquire business, net of cash acquired	-	(2,597)
Payments to acquire other investments	(2,500)	(1,250)
Other investing activities	(398)	(719)

Net change in cash from investing activities	(83,714)	(11,823)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(140)	(1,335)
Withdrawals of investment-type insurance contracts	(64)	(173)
Dividends paid	(3,221)	(2,973)
Other financing activities	-	(3)

Net change in cash from financing activities	(3,425)	(4,484)

Net change in cash, cash equivalents and restricted cash	(50,606)	1,520
Cash, cash equivalents and restricted cash, beginning of year	74,793	24,631

Cash, cash equivalents and restricted cash, end of period	$24,187	$26,151

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)    Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company; and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. (“IHCSB”), IHC Brokerage Group, Inc. (“IBG”), INSXCloud, Inc. (“INSXCloud”) (formerly My1HR, Inc.) and a majority interest in PetPartners, Inc. (“PetPartners”), collectively the “IHC Agencies” and its lead generation company, Torchlight Technology Group LLC., (“Torchlight”). Standard Security Life, Madison National Life and Independence American Insurance Company are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at March 31, 2021.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global health pandemic and the United States declared a national health emergency. COVID-19 has led to largescale disruption in the global economy, market instability and widespread unemployment in the United States. The COVID-19 outbreak continues to be a fluid situation and as it evolves, the duration of COVID-19 and its potential effects on our business cannot be certain. Regulatory mandates have affected, and we anticipate will continue to impact, the insurance industry. We currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods. Consequently, future changes in market conditions may impact estimates used in the preparation of our financial statements associated with evaluations of goodwill and other intangible assets for impairment, estimates associated with the determination of valuation allowances related to net operating loss carryforwards, and estimates of certain losses under insurance contracts. These estimates may all be subject to substantial adjustments in future periods.  In addition, volatile market conditions may result in further declines in the fair value of our investment portfolio and possible impairments of certain securities.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be anticipated for the entire year.

(C)  Reclassifications

Certain amounts in prior year’s condensed consolidated financial statements and Notes thereto have been reclassified to conform to the 2021 presentation.

(D)   Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standard Board (“FASB”) issued guidance to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, the requirement to allocate current and deferred tax expense to legal entities not subject to tax in its separate financial statements, enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 137,000 and 55,000 shares for the three months ended March 31, 2021 and 2020, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	March 31,
	2021	2020

Cash and cash equivalents	$22,123	$23,048
Restricted cash included in other assets	2,064	3,103

Total cash, cash equivalents and restricted cash	$24,187	$26,151

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	March 31, 2021
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$164,312	$2,908	$(2,071)	$165,149
CMOs – residential (1)	4,976	175	(13)	5,138
U.S. Government obligations	56,963	672	(13)	57,622
Agency MBS - residential (2)	38	-	(4)	34
GSEs (3)	5,755	-	(168)	5,587
States and political subdivisions	151,162	1,994	(810)	152,346
Foreign government obligations	4,854	212	-	5,066

Total fixed maturities	$388,060	$5,961	$(3,079)	$390,942

	December 31, 2020
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$175,541	$3,735	$(2,113)	$177,163
CMOs – residential (1)	5,215	242	(2)	5,455
U.S. Government obligations	50,332	830	-	51,162
Agency MBS - residential (2)	39	-	(5)	34
GSEs (3)	5,852	-	(155)	5,697
States and political subdivisions	159,421	3,230	(691)	161,960
Foreign government obligations	4,907	271	-	5,178

Total fixed maturities	$401,307	$8,308	$(2,966)	$406,649

(1)Collateralized mortgage obligations (“CMOs”)

(2)Mortgage-backed securities (“MBS”)

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$56,936	$57,614
Due after one year through five years	217,930	221,207
Due after five years through ten years	36,279	36,337
Due after ten years	66,146	65,025
Fixed maturities with no single maturity date	10,769	10,759

	$388,060	$390,942

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2021

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$51,505	$614	$17,249	$1,457	$68,754	$2,071
CMOs-residential	716	13	-	-	716	13
U.S. Government obligations	6,655	13	-	-	6,655	13
Agency MBS - residential	34	4	-	-	34	4
GSEs	788	4	4,796	164	5,584	168
States and political subdivisions	88,228	382	8,620	428	96,848	810

Fixed maturities in an
unrealized loss position	$147,926	$1,030	$30,665	$2,049	$178,591	$3,079

Number of fixed maturities in an
unrealized loss position	32		20		52

	December 31, 2020

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$47,369	$719	$12,073	$1,394	$59,442	$2,113
CMOs-residential	748	2	-	-	748	2
Agency MBS - residential	34	5	-	-	34	5
GSEs	-	-	5,693	155	5,693	155
States and political subdivisions	35,555	254	8,681	437	44,236	691

Fixed maturities in an
unrealized loss position	$83,706	$980	$26,447	$1,986	$110,153	$2,966

Number of fixed maturities in an
unrealized loss position	33		17		50

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2021 and December 31, 2020 relate to investment grade securities. Management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The unrealized losses on the Company's fixed maturity securities are related to general market changes in interest rates, and/or the levels of credit spreads largely due to current market conditions relating to the COVID-19 pandemic rather than specific concerns with the issuer's ability to pay interest and repay principal. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. The fair value of these securities is expected to recover as they approach maturity and therefore the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

Net investment gains are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Realized gains (losses):
Fixed maturities available-for-sale	$168	$1,070
Equity securities	882	-

Total realized gains (losses) on debt and equity securities	1,050	1,070
Unrealized gains (losses) on equity securities	(835)	(787)

Gains (losses) on debt and equity securities	215	283
Gains (losses) on other investments	-	5

Net investment gains	$215	$288

For the three months ended March 31, 2021 and 2020, the Company realized gross gains of $216,000 and $1,091,000, respectively, and gross losses of $48,000 and $21,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(v) to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale.  The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first three months of 2021 or 2020.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$165,149	$-	$165,149
CMOs - residential	-	5,138	-	5,138
US Government obligations	-	57,622	-	57,622
Agency MBS - residential	-	34	-	34
GSEs	-	5,587	-	5,587
States and political subdivisions	-	151,061	1,285	152,346
Foreign government obligations	-	5,066	-	5,066
Total fixed maturities	-	389,657	1,285	390,942

Equity securities:
Common stocks	-	-	-	-
Nonredeemable preferred stocks	2,671	-	-	2,671
Total equity securities	2,671	-	-	2,671

Total Financial Assets	$2,671	$389,657	$1,285	$393,613

	December 31, 2020
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$177,163	$-	$177,163
CMOs - residential	-	5,455	-	5,455
US Government obligations	-	51,162	-	51,162
Agency MBS - residential	-	34	-	34
GSEs	-	5,697	-	5,697
States and political subdivisions	-	160,625	1,335	161,960
Foreign government obligations	-	5,178	-	5,178
Total fixed maturities	-	405,314	1,335	406,649

Equity securities:
Common stocks	3,411	-	-	3,411
Nonredeemable preferred stocks	2,708	-	-	2,708
Total equity securities	6,119	-	-	6,119

Total Financial Assets	$6,119	$405,314	$1,335	$412,768

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,335	$1,335	$1,529	$1,529

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(5)	(5)	(6)	(6)

Repayments and amortization of
fixed maturities	(45)	(45)	(42)	(42)

Balance at end of period	$1,285	$1,285	$1,481	$1,481

Included in unrealized gains (losses) on available-for-sale securities, pre-tax, on the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 are $(5,000) of unrealized gains (losses) attributable to the change in unrealized gains (losses) related to Level 3 securities held at March 31, 2021.

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$1,559	$-	$1,559	$2,634	$-	$2,634
Securities purchased under
agreements to resell	145,392	-	145,392	49,990	-	49,990

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,923	$141,891	$-	$141,409	$141,376
Other policyholders’ funds	-	11,920	11,920	-	12,001	12,789

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

Note 6.Other Investments, Including Variable Interest Entities

Equity Method Investments

Equity income (loss) from equity method investments for the three months ended March 31, 2021 and 2020 was $60,000 and $328,000 respectively.

In March 2021, the Company invested $2,500,000 for a 20% investment in Pet Assistant Holdings, LLC. an unaffiliated company centered on pet health and pet insurance that will be accounted for under the equity method.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $2,018,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of March 31, 2021.

Related Party Transactions

At March 31, 2021 and December 31, 2020, the Company’s Condensed Consolidated Balance Sheets include $130,000 and $163,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), which are included in other assets and accounts payable, accruals and other liabilities, respectively.  For the three months ended March 31, 2021, and 2020, the Company’s Condensed Consolidated Statements of Income include $401,000 and $476,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses.

The Condensed Consolidated Statement of Income for the three months ended March 31, 2021 and 2020 includes premiums earned of $7,156,000 and $1,097,000, respectively, and selling, general, and administrative expenses of $2,416,000 and $333,000, respectively, related to pet insurance business produced by FIGO Pet Insurance, LLC (“FIGO”). Selling, general and administrative expense for the three months ended March 31, 2020 includes approximately $1,507,000 of expense related to the purchase of leads from an affiliated lead generation company, Torchlight, which was acquired in April of 2020. Lead costs subsequent to acquisition are eliminated in consolidation.

Note 7.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $74,900,000 at March 31, 2021 and December 31, 2020, of which $70,677,000 is attributable to the Specialty Health Segment at both March 31, 2021 and December 31, 2020, and $4,223,000 is attributable to the Group disability, life, DBL and PFL segment for the same periods.

The Company has net other intangible assets of $14,734,000 and $15,146,000 at March 31, 2021 and December 31, 2020, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2021		December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$12,683	$8,521	$12,683	$8,273
Domain	1,000	450	1,000	425
Software systems	2,930	885	2,930	746
Total finite-lived	$16,613	$9,856	$16,613	$9,444

	March 31,	December 31,
	2021	2020
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense is $412,000 and $288,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 8.Fee Income

Substantially all of the fee income recorded by the IHC Agencies and lead generation company relate to our Specialty Health segment. The following table presents fee income disaggregated by type for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2021	2020

Commissions	$2,877	$1,735
Administrative Fees	196	942
Marketing Fees	306	351
Enrollment Platform Fees	500	518
Lead and Referral Fees	2,080	269
Payment Plan, Application and Other Fees	397	127

Total Fee Income	$6,356	$3,942

Commission Revenues

Commission revenues result from the sales of certain policies by the IHC Agencies on behalf of multiple unaffiliated insurance carriers. Increased sales of products to these unaffiliated insurance carriers began in 2020 as a result of new contracts with the carriers and increased distribution channels. These policies primarily consist of senior products, such as Medicare Advantage, Medicare Part D prescription drug plans and Medicare Supplement plans, as well as Affordable Care Act (“ACA”) plans. A significant portion of our commission revenues are recorded at a point in time upon the issuance of a policy by the unaffiliated insurance carrier based on expected constrained lifetime value (“LTV”). Constrained LTV represents expected commissions to be received over the lifetime of the policies sold. The Company analyzes various factors, such as commission rates, carrier mix, contract amendments and terminations, estimated average plan durations, cancellations and non-renewals, to estimate the LTV. Constraints are applied to help ensure that the total estimated lifetime commissions expected to be collected are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Costs to Fulfill a Contract

Costs to fulfill a contract include commissions owed to independent licensed agents or affinity partners that are contracted by the IHC Agencies. Upon the submission of a completed insurance application, the sales and marketing performance obligation is complete and the resultant estimated lifetime commission costs incurred are expensed and a corresponding commission liability is recorded on the Condensed Consolidated Balance Sheet. As policyholders continue their policy and remit monthly premium payments, the Company receives its commissions from the insurance carrier. Commissions owed to the agent or affinity partner are then paid and the corresponding liability is reduced. Judgement is required to estimate total expected lifetime commissions based on policy duration assumptions. At March 31, 2021 and December 31, 2020, the aforementioned commission liability was $2,514,000 and $2,362,000, respectively, and is included in accounts payable, accruals and other liabilities on the Condensed Consolidated Balance Sheet.

Contract Asset

Contract assets primarily relate to our commission revenues for the sales of senior products, such as Medicare Advantage and Medicare Supplement plans and ACA plans, which began in 2020. When commission revenue for the sales of these products is recognized, a corresponding contract asset is recorded in other assets on the Condensed Consolidated Balance Sheet. The timing of revenue differs from the collection of commissions. As policyholders continue their policy and remit monthly premium payments, the Company receives its commissions from the insurance carrier and the contract asset is reduced.

The following table summarizes the contract asset activity for the period indicated (in thousands).

Three Months Ended
March 31, 2021

Beginning Balance	$7,847
Commissions recognized during the period	2,265
Commission adjustments related to prior periods	612
Cash receipts	(1,691)

Ending Balance	$9,033

Remaining Performance Obligations

Deferred revenues are recorded in connection with certain terminable contracts, the right to use our INSX enrollment platform and administrative contracts for a block of pet insurance that is in run-off. At March 31, 2021 and December 31, 2020, deferred revenues are immaterial and expected to be fully recognized within the next 12 months.

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

At December 31, 2020, the Company’s wholly owned subsidiary, AMIC Holdings, Inc. (“AMIC”) and its subsidiaries, had Federal net operating loss carryforwards of approximately $46,669,000 that primarily expire in June 2021, and are limited in their utilization to future taxable income earned on a separate company basis. At December 31, 2020, AMIC’s valuation allowance was $8,281,000 and is related to net operating loss carryforwards that, in the judgment of management, are not considered realizable. No change in the valuation allowance was necessary in the three months ended March 31, 2021.

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

	Three Months Ended March 31, 2021
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$43,455	$35,249	$80,976	$19,552	$179,232
Less: reinsurance recoverable	1,776	430	22,472	11,448	36,126
Net balance at beginning of year	41,679	34,819	58,504	8,104	143,106

Amount incurred, related to:
Current year	26,461	31,183	9,449	6,142	73,235
Prior years	(2,612)	(1,618)	(1,312)	(332)	(5,874)

Total incurred	23,849	29,565	8,137	5,810	67,361

Amount paid, related to:
Current year	8,276	7,793	931	2,340	19,340
Prior years	18,071	6,413	6,675	3,246	34,405

Total paid	26,347	14,206	7,606	5,586	53,745

Net balance at end of period	39,181	50,178	59,035	8,328	156,722
Plus: reinsurance recoverable	1,410	525	22,615	12,010	36,560
Balance at end of period	$40,591	$50,703	$81,650	$20,338	$193,282

	Three Months Ended March 31, 2020
	Specialty	DBL and	Group	All Other
	Health	PFL	Disability	Lines	Total

Balance at beginning of year	$42,228	$23,438	$80,079	$19,057	$164,802
Less: reinsurance recoverable	1,717	664	23,322	11,290	36,993
Net balance at beginning of year	40,511	22,774	56,757	7,767	127,809

Amount incurred, related to:
Current year	23,353	22,302	8,784	6,720	61,159
Prior years	(2,057)	(3,949)	1,327	(2,444)	(7,123)

Total incurred	21,296	18,353	10,111	4,276	54,036

Amount paid, related to:
Current year	4,609	6,973	1,184	1,402	14,168
Prior years	17,508	6,845	7,125	2,203	33,681

Total paid	22,117	13,818	8,309	3,605	47,849

Net balance at end of period	39,690	27,309	58,559	8,438	133,996
Plus: reinsurance recoverable	1,670	652	23,560	10,958	36,840
Balance at end of period	$41,360	$27,961	$82,119	$19,396	$170,836

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

Net favorable (unfavorable) development in the Specialty Health segment, as depicted in the tables above, is comprised of the following lines of business for the years indicated (in thousands):

	Three Months Ended
	March 31,
Specialty Health segment:	2021	2020
Short-term Medical	$195	$259
Occupational Accident	454	262
Fixed Indemnity Limited Benefit	464	244
Limited Medical	120	227
Critical Illness	88	232
Group Gap	239	407
Pet	807	198
All other specialty health lines	245	228

Total Specialty Health segment	$2,612	$2,057

In both 2021 and 2020, net favorable development in the various lines of the Specialty Health segment shown above are primarily due to better than expected claim development.

The net favorable development in the New York short-term disability (“DBL”) and paid family leave rider (“PFL”) business in 2021 of $1,618,000 is primarily due to better than expected DBL claim experience. The favorable development in 2020 of $3,949,000 was primarily due to both favorable adjustments to prior year DBL premium refund reserves and better than expected DBL claims experience.

In 2021, favorable development of $1,312,000 in the group disability business is primarily due to lower frequency and severity in the short-term disability (“STD”) line. In 2020, unfavorable development of $(1,327,000) in the group disability business is primarily due to higher claim severity in the STD and LTD lines.

All other lines, primarily life and other individual health products and including our medical stop-loss business in run-off, experienced favorable development in 2021 and 2020. The favorable development in 2020 is primarily related to the group term life business due to continued improvements in experience.

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

	Specialty Health Segment
	Health Insurance Claims
	Three Months Ended
	March 31,
	2021	2020

Balance at beginning of year	$28,295	$31,259
Less: reinsurance recoverable	1,766	1,113
Net balance at beginning of year	26,529	30,146

Amount incurred, related to:
Current year	9,148	13,316
Prior years	(1,343)	(1,597)

Total incurred	7,805	11,719

Amount paid, related to:
Current year	974	3,430
Prior years	8,511	11,723

Total paid	9,485	15,153

Net balance at end of period	24,849	26,712
Plus: reinsurance recoverable	1,404	1,081
Balance at end of period	$26,253	$27,793

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $24,849,000 at March 31, 2021.

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

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Beginning balance	$4,197	$1,212

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(1,797)	734
Amounts reclassified from accumulated OCI	(132)	(845)
Net other comprehensive loss	(1,929)	(111)

Ending balance	$2,268	$1,101

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$168	$1,070
Net impairment losses recognized in earnings	-	-

Income (loss) before income tax	168	1,070
Income tax expense (benefit)	36	225

Net income (loss)	$132	$845

Note 12.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $57,000 and $50,000 during the three months ended March 31, 2021 and 2020, respectively.

Note 13.Contingencies

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”). The Plaintiff seeks contractual payments allegedly owed by the Defendants totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The court had previously stayed the proceedings during the pendency of two arbitrations.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020 and recorded it in other income on the Consolidated Statement of Income in the third quarter of 2020. The second arbitration resulted in no monetary obligations owed by any of the parties.  The Defendants have not yet been required to respond to the pending complaint in the Texas Action following the lifting of the stay.  When they are required to answer or otherwise respond to the complaint, the Defendants will assert a variety of defenses, set-offs and counterclaims..

Multistate Market Conduct Examination (“MCE”)

As previously disclosed, our subsidiaries Standard Security Life, Madison National Life and Independence American Insurance Company were selected for MCE related to our short-term medical (“STM”), limited medical and fixed indemnity limited health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) served as lead states, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance served as the managing lead states of the MCE. In addition to the five lead states, 37 other states participated in the MCE. Each of Standard Security Life, Madison National Life and Independence American Insurance Company responded to inquiries and document production requests in the MCE and proactively communicated and cooperated with the applicable regulatory agencies for the MCE. Each of these subsidiaries also provided a detailed action plan to regulators that summarized its enhanced compliance and control mechanisms.

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter of 2020 and processed payment in October 2020. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Specialty Health	$55,353	$49,006
Group disability, life, DBL and PFL	68,621	53,918
Individual life, annuities and other (A)	209	318
Corporate	259	467
	124,442	103,709
Net investment gains	215	288
Total revenues	$124,657	$103,997

Income before income taxes
Specialty Health (C)	$(1,091)	$152
Group disability, life, DBL and PFL	9,795	6,530
Individual life, annuities and other (A) (B)	16	(143)
Corporate	(2,076)	(1,462)
	6,644	5,077
Net investment gains	215	288
Income before income taxes	$6,859	$5,365

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $158,000 and $188,000, for the three months ended March 31, 2021 and 2020, respectively.

(C)In both 2021 and 2020, significant costs associated with hiring, training and licensing a significant number of new agents, as well as costs for system development in our marketing and administrative companies.

Note 15.Subsequent Events

On April 14, 2021, IHC and its wholly owned subsidiary, Independence Capital Corp. (“ICC”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Reliance Standard Life Insurance Company (“Reliance Standard”) to sell all of the issued and outstanding capital stock of Standard Security Life, a wholly owned subsidiary of ICC, for an aggregate purchase price of $180,000,000 in cash. In addition, at closing, the Company will receive a dividend from Standard Security Life equal to the excess of aggregate statutory capital and surplus over $53,000,000 as of the closing date. Standard Security Life had statutory capital and surplus of $68,384,000 at March 31, 2021.  The closing of the transaction, the closing dividend and certain other items are subject to customary closing conditions including applicable regulatory approvals. Under the terms of the Purchase Agreement, the transaction includes all of Standard Security Life’s DBL and PFL business and excludes all other lines of business which will be reinsured prior to the closing. The aforementioned transaction, consisting of the sale of Standard Security Life, the closing dividend, the reinsurance of excluded business and other closing conditions, is collectively referred to as the “Standard Security Life Sale Transaction”. Because the Standard Security Life Sale Transaction will result in the Company’s exit from DBL and PFL lines of business, it will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of the Board of Director’s commitment to this sale in April 2021, and the execution of the aforementioned Purchase Agreement, the Standard Security Life Sale Transaction qualifies for reporting as discontinued operations in the second quarter of 2021.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation, is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life, Madison National Life, and Independence American Insurance Company; and (ii) its marketing and administrative companies consisting of IHCSB, IBG, INSXCloud and a majority interest in PetPartners (collectively the “IHC Agencies”) and its lead generation company, Torchlight. Standard Security Life, Madison National Life and Independence American Insurance Company are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to specialty health, disability, New York short-term disability (“DBL”) and Paid Family Leave (“PFL”), mortality rates with respect to life insurance, and changes in market conditions in general play a significant role in determining the rates charged, deductibles, and the percentage of business retained. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers.  Management has always focused on managing the costs of its operations.

On April 14, 2021, IHC and its wholly owned subsidiary, ICC, entered into a Purchase Agreement with Reliance Standard to sell all of the issued and outstanding capital stock of Standard Security Life, a wholly owned subsidiary of ICC, for an aggregate purchase price of $180 million in cash. In addition, at closing, the Company will receive a dividend from Standard Security Life equal to the excess of aggregate statutory capital and surplus over $53 million as of the closing date.  Standard Security Life had statutory capital and surplus of $68.4 million at March 31, 2021. The closing of the transaction, the closing dividend and certain other items are subject to customary closing conditions including applicable regulatory approvals. Under the terms of the Purchase Agreement, the transaction includes all of Standard Security Life’s DBL and PFL business and excludes all other lines of business which will be reinsured prior to the closing. The aforementioned transaction, consisting of the sale of Standard Security Life, the closing dividend, the reinsurance of excluded business and other closing conditions, is collectively referred to as the “Standard Security Life Sale Transaction”. Because the Standard Security Life Sale Transaction will result in the Company’s exit from DBL and PFL lines of business, it will represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of the Board of Director’s commitment to this sale in April 2021, and the execution of the aforementioned Purchase Agreement, the Standard Security Life Sale Transaction qualifies for reporting as discontinued operations in the second quarter of 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, a global health pandemic and the United States declared a national health emergency. COVID-19 has led to large scale disruption in the global economy, market instability and widespread unemployment in the United States.

The COVID-19 outbreak continues to be a fluid situation. The business continuity and emergency response plans we implemented during 2020 continue to ensure we provide a high level of service to our customers and support our everyday business needs. To help protect the safety and wellbeing of our employees and mitigate the spread of COVID-19, we have limited travel and directed our employees to work remotely whenever possible. As the COVID-19 outbreak continues to evolve, the duration of COVID-19 and its potential effects on our business cannot be certain. Regulatory mandates have affected, and we anticipate will continue to impact, the insurance industry. We currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods. For more information, see the risk factor under the heading “We continue to face risks related to the ongoing Coronavirus (COVID-19) pandemic that could impact our sales, operating results and financial condition” in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Revenues	$124,657	$103,997
Expenses	117,798	98,632

Income before income taxes	6,859	5,365
Income taxes	1,293	1,043

Net income	5,566	4,322
(Income) loss from noncontrolling interests	55	(44)

Net income attributable to IHC	$5,621	$4,278

•Income from operations of $.38 per share, diluted, for the three months ended March 31, 2021 compared to $.29 per share, diluted, for the same period in 2020.

•Consolidated investment yields (on an annualized basis) of 2.0% for the three months ended March 31, 2021 compared to 2.5% for the comparable period in 2020;

•Book value of $32.36 per common share at March 31, 2021 compared to $32.08 at December 31, 2020.

•Results for the quarter were both positively and negatively impacted by COVID-19.

oSales at our agency were lower than expected in the first quarter, impacted primarily by lower Independence American Insurance Company STM sales, as consumers, especially those over the age of 50 who often purchased STM coverage took advantage of Special Enrollment Periods for ACA coverage and the increased Advanced Premium Tax Credits, also known as subsidies, as well as employers continuing to offer employer sponsored coverage to furloughed workers. The agency is seeing an increase in fee and commission income from the sale of ACA plans. Certain lines of business that are sold with ACA coverage, such as dental and accident plans exceeded expectations but due to lower commission on these products did not fully offset the commission lost through lower STM sales. We are shifting our call center focus to the ACA market for this period.

oEvolving regulatory mandates for testing and treatment coverage, the length and severity of the outbreak, claims activity, and impacts on payment of premiums have not had a significant impact on the 2021 results to date, however, we may incur additional expenses in the future relating to possible COVID-19 related claims activity and possible non-payment of premiums as the full effects of the outbreak continue to unfold. To date, we have experienced lower utilization related to the deferral of services which more than offset the extra incurred costs mentioned previously. It is still unpredictable how this level of deferred utilization will reverse or not in the future but emerging results will continue to be monitored.

oResults for the Group disability, life, DBL and PFL segment were not materially impacted by COVID-19 from an aggregate claims standpoint.  The life incidence rate was higher than expected in the first quarter due to COVID-19 reported deaths. Although premiums increased in PFL due to an increase in rates, both the DBL and PFL premiums decreased as a result of higher unemployment and the loss of smaller groups that have gone out of business due to COVID-19.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $1.1 million of losses before taxes for the three months ended March 31, 2021 as compared to $.2 million of income before taxes for the comparable period in 2020. The decrease in 2021 when compared to 2020 is primarily due to: (i) lower premium volume in the fixed indemnity limited benefit line, which has lower loss ratios than other lines of business; (ii) lower sales per agent and increased costs related to overall infrastructure improvements in lead generation capabilities and at our call centers; and (iii) increase in costs associated with the pet operations, technology and infrastructure to handle the increase in pet volume;

oPremiums earned for the three months ended March 31, 2021 increased $4.4 million as compared to the same period in 2020. Increases in premiums from the pet line were partially offset by decreases in premiums from fixed indemnity limited benefit, STM and group gap lines.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Premiums Earned	$48,509	$44,096
Insurance Benefits, Claims & Reserves	23,803	20,691
Expenses	21,810	21,552

Loss Ratio (A)	49.1%	46.9%
Expense Ratio (B)	45.0%	48.9%
Combined Ratio (C)	94.1%	95.8%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe higher loss ratio in 2021 reflects a higher concentration of product lines with lower profit margins. The lower expense ratio in 2021 is primarily due to the change in product lines which have a lower expense structure.

•Income before taxes from the Group disability, life, DBL and PFL segment increased $3.3 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in the first-quarter results primarily reflects an increase in PFL profitability due to increased premium rates and lower loss ratios in the STD and LTD lines of business; partially offset by higher loss ratios in the group term life business due to Covid-19 related claims and less income from DBL business due to lower premium volume as a result of higher unemployment and the loss of some smaller employer groups as a result of COVID-19 and less favorable premium reserve adjustments in 2021 than in 2020.

•Income and loss before taxes from the Individual life, annuities and other segment in run-off were not significant for the three months ended March 31, 2021 and 2020;

•The Corporate segment reported a loss before taxes of $2.1 million for the three months ended March 31, 2021 compared with a loss of $1.5 million in the comparable 2020 period, primarily due to higher share-based and incentive compensation expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2021	2020

Specialty Health	$49,573	$45,669
Group disability, life, DBL and PFL	72,685	58,242
Individual life, annuities and other	4,767	4,842

	$127,025	$108,753

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2021	2020

Specialty Health	$48,509	$44,096
Group disability, life, DBL and PFL	66,620	51,946
Individual life, annuities and other	12	8

	$115,141	$96,050

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Fee Income Revenue Recognition, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the three months ended March 31, 2021, there were no additions to or changes in the critical accounting policies disclosed in the 2020 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2021	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$48,509	521	6,323	23,803	32,641	$(1,091)
Group disability,
life, DBL and PFL	66,620	1,737	264	43,415	15,411	9,795
Individual life,
annuities and other	12	135	62	160	33	16
Corporate	-	199	60	-	2,335	(2,076)
Sub total	$115,141	$2,592	$6,709	$67,378	$50,420	6,644

Net investment gains						215
Income before income taxes						6,859
Income taxes						1,293
Net Income						$5,566

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,096	743	4,167	20,691	28,163	$152
Group disability,
life, DBL and PFL	51,946	1,822	150	33,230	14,158	6,530
Individual life,
annuities and other	8	209	101	137	324	(143)
Corporate	-	466	1	-	1,929	(1,462)
Sub total	$96,050	$3,240	4,419	$54,058	$44,574	5,077

Net investment gains						288
Income before income taxes						5,365
Income taxes						1,043
Net Income						$4,322

Premiums Earned

In the first quarter of 2021, premiums earned increased $19.1 million over the comparable period in 2020. The increase is primarily due to a $14.7 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily as a result of a $14.8 million increase in PFL premiums due to an increase in rates slightly offset by a decrease in volume as a result of higher unemployment and the loss of some smaller employer groups due to COVID-19, a $.7 million increase in the STD/LTD lines due to a decrease in ceded STD premiums and an increase in LTD premium volume, partially offset by a $1.2 million decrease in DBL premium volume as a result of higher unemployment and the loss of some smaller employer groups due to COVID-19. Earned premiums in the Specialty Health segment increased $4.4 million primarily due to an increase of $12.6 million in pet premiums; partially offset by decreases of $3.5 million in the fixed indemnity limited benefit line, $2.8 million in STM premiums and $1.4 million in group gap business.

Net Investment Income

Total net investment income decreased $.6 million. The overall annualized investment yields were 2.0% and 2.5% in the first quarter of 2021 and 2020, respectively.

Net Investment Gains

The Company had net investment gains of $.2 million in 2021 compared to $.3 million in 2020.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $2.4 million for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 primarily due to an increase in sales of insurance products (primarily senior products, ACA plans and small group stop-loss) by the IHC Agencies for multiple unaffiliated insurance carriers.

Other income in the first three months of both 2021 and 2020 was not significant.

Insurance Benefits, Claims and Reserves

In the first quarter of 2021, insurance benefits, claims and reserves increased $13.3 million over the comparable period in 2020. The increase is primarily attributable to: (i) an increase of $10.2 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment primarily as a result of a $9.3 million increase in PFL benefits to policyholders (which includes a $6.5 million year over year increase in the accrual for a potential risk adjustment payment associated with the New York State Department of Financial Services risk adjustment program), a $1.8 million increase in DBL benefits and claims due to less favorable premium refund reserve adjustments and a $1.1 million increase in group term life benefits and claims as result of higher loss ratios due to COVID-19 related claims; partially offset by a $1.9 million decrease in LTD/STD benefits and claims as a result of lower loss ratios due in part to favorable loss development in the STD line; (ii) an increase of $3.1 million in the Specialty Health segment primarily due to an increase of $6.6 million in pet claims as a result of higher premium volume, partially offset by a decrease of $.7 million in the STM line due lower premium volume partially offset by higher loss ratios, and decreases of  $1.1 million in the fixed indemnity limited benefit line and $1.0 million in the group gap line both due to lower premium volume.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $5.8 million over the comparable period in 2020. The increase is principally due to: (i) an increase of $4.4 million in the Specialty Health line of business primarily due to increases in commissions, administrative fees and other general expenses in the pet line of business from increased premium volume, as well as increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies, increased costs for pet operations, technology and infrastructure to handle the increased pet volume, partially offset by decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit and STM lines; (ii) an increase of $1.3 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expenses and other general expenses on PFL due to the increase in premiums, group term life and LTD lines of business on increased premium volume; and (iii) an increase of $.4 million in the Corporate segment primarily due to compensation related expenses.

Income Taxes

The effective tax rate for the three months ended March 31, 2021 was 18.9% compared to 19.4% for the three months ended 2020. Differences between the Federal statutory income tax rate and the Company’s effective income tax rate are principally from the dividends received deduction and tax-exempt interest income, state and local income taxes, and compensation related tax provisions. The lower effective tax rate in 2021 is primarily due to state and local income taxes.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2021 or 2020.

Cash Flows

The Company had $24.2 million and $74.8 million of cash, cash equivalents and restricted cash as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, operating activities provided $36.5 million of cash and investment activities utilized $83.7 million of cash, primarily the result of the investment of cash and cash equivalents in resale agreements. Financing activities utilized $3.4 million of cash, of which $3.2 million was utilized to pay common stock dividends.

The Company had $389.7 million of liabilities for future policy benefits and policy benefits and claims as of March 31, 2021 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2021, cash received from the maturities and other repayments of fixed maturities was $18.0 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

There were no material negative impacts on the Company’s cash flows or liquidity with regards to COVID-19 during the first quarter of 2021. Depending on the length and severity of the outbreak, it is possible that cash flows may be negatively impacted due to increased claim activity as a result of mandated testing and treatment coverage, as well as delayed policy payments or an increase in cancelled policies due to non- payment in the future.

BALANCE SHEET

The Company had receivables due from reinsurers of $357.1 million at March 31, 2021 compared to $357.2 million at December 31, 2020. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2021.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	March 31,	December 31,
	2021	2020

Specialty Health	$40,592	$43,455
Group Disability	140,765	124,402
Individual A&H and Other	11,925	11,375

	$193,282	$179,232

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

The $4.0 million increase in IHC’s stockholders' equity in the first three months of 2021 is primarily due to $5.6 million of net income attributable to IHC reduced by $1.9 million of other comprehensive losses attributable to IHC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $6.0 million and gross unrealized losses of $3.1 million on its fixed maturities available-for-sale securities at March 31, 2021. More than 99% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at March 31, 2021.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2021 or 2020.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2021 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$1,174	$1,174

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2021. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

OUTLOOK

For the remainder of 2021, the Company anticipates that it will:

•Endeavor to close the sale of the stock of Standard Security Life to Reliance Standard pursuant to the Purchase Agreement signed on April 14, 2021.  Reliance Standard believes that this transaction, which is subject to various regulatory approvals, will close in the third quarter of this year.  Standard Security Life will dividend statutory surplus in excess of $53 million to its parent at closing so earnings prior to closing will be retained by IHC.

•Continue to invest in the growth of our pet division, which is continuing to grow significantly in 2021, in particular from our PetPartners distribution channels. The following are highlights of our pet initiatives:

oPetPartners (through its domain www.akcpetinsurance.com) has expanded its relationship with the American Kennel Club (“AKC”) through extension of their multi-year exclusive license and a multi-year marketing agreement with respect to media outlets owned by the AKC.  This relationship provides PetPartners with unique access to AKC breeders, registrants and consumers of various AKC media channels, with a particular focus on educating new pet registrants as to the need for pet insurance.

oPet insurance has now become a highly requested employee benefit. Independence American Insurance Company has begun filing what will be an industry-first employer group pet insurance product, sold through the worksite on a payroll deduction basis. We currently have agreements in place, or are negotiating, with several insurers interested in co-branding the new Independence American Insurance Company group pet product for sales to existing groups and through proven affinity distribution relationships. In order to prepare for this potentially material growth, we are making significant investments in pet operations, technology and infrastructure to handle the expected volume, including enhancing automation of claims and customer self-services.

oIndependence American Insurance Company will continue to generate earned premium income from MetLife, FIGO and Pets Best Insurance Services, LLC, with FIGO being a source of significant new business

oWe will also accelerate the generation of non-risk revenue through the pet division’s newest brand asset, TailTrax, an all-inclusive subscription-based app with Tele-Vet and other high-touch engagement features.  This app will be available without charge to policyholders.  In addition, we will begin in 2021 to generate advertising and lead revenues from Petplace.com, which is one of the leading sites for veterinarian-curated pet information with one million visitors per month.

•Increasingly emphasize sales by IHC Agencies of policies underwritten by non-affiliated carriers, including small group stop-loss, ACA plans and Medicare Advantage and Medicare Supplement plans; for which, they will receive commissions and fees for selling these products and will not bear any of the insurance risk. When they sell products for these other carriers, the IHC Agencies will record revenue based on estimated constrained LTV representing the expected commissions to be received over the lifetime of the policies sold. As these products generally renew for multiple years, and the IHC Agencies do not have any future performance obligations with regards to the renewal process, they will record revenue at the time of sale based on our expected policy duration.  Therefore, due to the change in focus to sales of unaffiliated carrier products, we expect to continue to experience an increase in commission revenues on sales from unaffiliated carriers in 2021.

oGrow the number of agents using our wholly owned Web Broker, INSX Cloud, to do individual ACA enrollments. When agents utilize the INSX Cloud for enrollments we earn fee income and commission. Additionally, we have specialty health plans on the site that can be enrolled at the same time as the ACA plans which earn underwriting profit for IHC carriers and in certain instances a commission override for the agency.

oWe are well positioned for changes to the healthcare market brought by the Biden Administration. Through the passage of the American Recovery Plan Act (“ARP”) the administration has increased the availability of Advance Premium Tax Credits (a.k.a. subsidies) to more Americans and by lowering the cost paid by many consumers by increasing subsidy amounts. The expectation is that the Biden Administration will continue to be more favorable to the individual ACA market and is expected to encourage more issuers to enter the market.  Our agencies, including INSXCloud, will be able to take advantage of the expected growth in this market. The agencies are contracted with many ACA carriers and can quickly scale to add additional issuers. INSXCloud should see increased revenue as more agents engage in the ACA market. We also are investing in a platform designed to administer Individual Coverage Health Reimbursement Arrangements (“ICHRAs”), a funding mechanism that allows employers to pay for their employee’s individual ACA plans with pre-tax dollars.

•Invest both our capital and efforts in continuing to develop a fully integrated direct-to-consumer division, which will generate leads, fully service consumers on-line via automated sales platforms, service consumers both by phone and in-person with licensed agents providing products underwritten by IHC’s carriers as well as other nationally recognized insurers, and manage the consumer relationship and journey via retention and customer service teams and technology.

•Expand in-house capabilities for proprietary lead generation and direct to consumer growth.  We have rapidly expanded our portfolio of consumer touchpoints across all of our distribution channels, including web domains (www.healthinsurance.org, www.medicareresources.org, www.healthedeals.com, www.marigoldmedicare.com, www.petplace.com, www.petpartners.com, www.akcpetinsurance.com, and www.mypetinsurance.com), call centers, field agents, and social media.  This should improve our cost of sale by: (i) harnessing an in-house marketing team to drive media efficiency and effectiveness, (ii) deploying data science and artificial intelligence to improve lead quality and intent; and (iii) leveraging a proprietary lead marketplace to salvage unused leads and recoup costs.

•Continue to build on the knowledge and experience we’ve gained in the very large market for senior products by selling Medicare products underwritten by leading national insurance companies. (United Healthcare, Aetna, Humana, Anthem and others). We have invested a considerable amount of capital entering this market, and with an estimated 10,000 people aging into Medicare every day, there is a significant opportunity to build a formidable footprint in this space. We continue to build our MarTech infrastructure by developing new brands, acquiring and developing vast data assets, via automated remarketing efforts, and with advanced data analytics, all intended to allow us to generate a significant volume of high-intent consumer leads. This strategy is able to be scaled for other opportunities beyond Medicare including the Under 65 market which is growing due to the impact of the ARP.

•Work with our public sector distribution partner to bring worksite solutions to our current employer paid footprint.

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

•Continue to monitor the COVID-19 outbreak as it evolves. The duration of COVID-19 and its potential effects on our business cannot be certain, we currently cannot predict if there will be a material impact to our business, results of operations or financial condition in 2021. During the COVID-19 pandemic, we have fully transitioned our existing sales teams to work from home. Our customer facing agents have transitioned to a full-time work at home model, and although we have implemented enhanced technology solutions, sales may be impacted as COVID-19 continues to develop.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”). The Plaintiff seeks contractual payments allegedly owed by the Defendants totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The court had previously stayed the proceedings during the pendency of two arbitrations.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020 and recorded it in other income on the Consolidated Statement of Income in the third quarter of 2020.  The second arbitration resulted in no monetary obligations owed by any of the parties.  The Defendants have not yet been required to respond to the pending complaint in the Texas Action following the lifting of the stay.  When they are required to answer or otherwise respond to the complaint, the Defendants will assert a variety of defenses, set-offs and counterclaims.

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

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter of 2020 and processed payment in October 2020. As set forth in the RSAs, the Company denies any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment by the Company of any wrongdoing or liability.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of March 31, 2021, 1,535,393 shares were still authorized to be repurchased.

Share repurchases during the first quarter of 2021 are summarized as follows:

2021
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	2,055	$38.93	1,536,936
February	1,227	$38.79	1,535,709
March	316	$38.90	1,535,393

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

10.14Stock Purchase Agreement, dated April 14, 2021, by and among Reliance Standard Life Insurance Company, Independence Capital Corp. and Independence Holding Company. *

31.1  Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:May 7, 2021

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:May 7, 2021

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer