Form 10-Q
period 2021-06-30
INDEPENDENCE HOLDING CO
filed 2021-08-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021.

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

Yes   ☐   No  [X]

As of August 7, 2021, the registrant had 14,644,389 shares of Common Stock outstanding.

INDEPENDENCE HOLDING COMPANY

Copies of the Company’s SEC filings can be found on its website at www.ihcgroup.com.

Forward-Looking Statements

This report on Form 10−Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “project”, “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$1,550	$1,568
Securities purchased under agreements to resell	70,323	33,038
Fixed maturities, available-for-sale	183,709	210,719
Equity securities	-	1,753
Other investments	2,022	1,928
Total investments	257,604	249,006

Cash and cash equivalents	22,834	31,923
Investment in Iguana Capital, Inc. (“Iguana Capital”) (Note 2)	33,762	-
Due and unpaid premiums	10,950	9,981
Due from reinsurers	354,735	357,237
Goodwill	12,486	12,486
Funds held in escrow	78,779	-
Other assets	29,864	46,832
Assets attributable to discontinued operations (Note 2)	416,162	375,691

TOTAL ASSETS	$1,217,176	$1,083,156

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$127,815	$132,957
Future policy benefits	196,026	198,086
Funds on deposit	142,155	141,376
Unearned premiums	1,763	1,952
Other policyholders' funds	11,988	12,001
Due to reinsurers	2,242	3,872
Accounts payable, accruals and other liabilities	66,519	44,855
Liabilities attributable to discontinued operations (Note 2)	120,180	75,939

TOTAL LIABILITIES	668,688	611,038

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	-	2,312

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,644,389 and
14,643,047 shares outstanding	18,625	18,625
Paid-in capital	125,653	124,757
Accumulated other comprehensive income	3,220	4,197
Treasury stock, at cost; 3,981,069 and 3,982,411 shares	(77,189)	(77,088)
Retained earnings	478,139	399,273

TOTAL IHC STOCKHOLDERS’ EQUITY	548,448	469,764
NONREDEEMABLE NONCONTROLLING INTERESTS	40	42

TOTAL EQUITY	548,488	469,806

TOTAL LIABILITIES AND EQUITY	$1,217,176	$1,083,156

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES:
Premiums earned	$42,451	$49,138	$86,023	$99,804
Net investment income	1,651	2,329	3,452	4,828
Fee income	4,944	3,907	11,079	7,341
Other income	410	807	1,026	1,432
Net investment gains (losses)	(126)	274	91	117

	49,330	56,455	101,671	113,522

EXPENSES:
Insurance benefits, claims and reserves	17,192	21,339	39,113	47,628
Selling, general and administrative expenses	32,842	37,974	63,602	69,034

	50,034	59,313	102,715	116,662

Loss from continuing operations before income taxes	(704)	(2,858)	(1,044)	(3,140)
Income tax benefits	(267)	(1,066)	(430)	(1,187)

Loss from continuing operations, net of tax	(437)	(1,792)	(614)	(1,953)

Discontinued operations (Note 2):
Total pretax income from discontinued operations	92,375	3,594	99,574	9,243
Income tax expense on discontinued operations	15,570	1,264	17,026	2,430
Income from discontinued operations, net of tax	76,805	2,330	82,548	6,813

Net income	76,368	538	81,934	4,860
(Income) loss from nonredeemable noncontrolling interests	1	(43)	2	(34)
(Income) loss from redeemable noncontrolling interests	102	(74)	156	(127)

NET INCOME ATTRIBUTABLE TO IHC	$76,471	$421	$82,092	$4,699

Basic income per common share
Loss from continuing operations	$(0.03)	$(0.12)	$(0.04)	$(0.13)
Income from discontinued operations	5.25	0.15	5.65	0.45
Basic income per common share	$5.22	$0.03	$5.61	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING	14,642	14,765	14,641	14,811

Diluted income per common share
Loss from continuing operations	$(0.03)	$(0.12)	$(0.04)	$(0.13)
Income from discontinued operations	5.25	0.15	5.65	0.45
Diluted income per common share	$5.22	$0.03	$5.61	$0.32

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,642	14,765	14,641	14,811

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2021

Net income	$76,368	$538	$81,934	$4,860
Other comprehensive income:
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	1,212	2,227	(1,248)	2,093
Tax expense (benefit) on unrealized gains (losses) on available-for-sale securities	260	474	(271)	451
Unrealized gains (losses) on available-for-sale securities, net of taxes	952	1,753	(977)	1,642

Other comprehensive income (loss), net of tax	952	1,753	(977)	1,642

COMPREHENSIVE INCOME, NET OF TAX	77,320	2,291	80,957	6,502

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	103	(117)	158	(161)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	103	(117)	158	(161)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$77,423	$2,174	$81,115	$6,341

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended June 30, 2021 and 2020

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
MARCH 31, 2021	$18,625	$125,189	$2,268	$(77,228)	$404,894	$473,748	$41	$473,789

Net income					76,471	76,471	(1)	76,470
Other comprehensive
loss, net of tax			952			952	-	952
Common stock dividends
($0.22 per share)					(3,226)	(3,226)	-	(3,226)
Share-based compensation		464		39		503	-	503

BALANCE AT
JUNE 30, 2021	$18,625	$125,653	$3,220	$(77,189)	$478,139	$548,448	$40	$548,488

BALANCE AT
MARCH 31, 2020	$18,625	$123,260	$1,101	$(71,196)	$388,102	$459,892	$6	$459,898

Net income					421	421	43	464
Other comprehensive
income, net of tax			1,753			1,753	-	1,753
Repurchases of common stock				(3,129)		(3,129)	-	(3,129)
Common stock dividends
($0.22 per share)					(206)	(206)	-	(206)
Share-based compensation		544				544	-	544

BALANCE AT
JUNE 30, 2020	$18,625	$123,804	$2,854	$(74,325)	$388,317	$459,275	$49	$459,324

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Six Months Ended June 30, 2021 and 2020

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2020	$18,625	$124,757	$4,197	$(77,088)	$399,273	$469,764	$42	$469,806

Net income					82,092	82,092	(2)	82,090
Other comprehensive
loss, net of tax			(977)			(977)	-	(977)
Repurchases of common stock				(140)		(140)	-	(140)
Common stock dividends
($0.22 per share)					(3,226)	(3,226)	-	(3,226)
Share-based compensation		896		39		935	-	935

BALANCE AT
JUNE 30, 2021	$18,625	$125,653	$3,220	$(77,189)	$478,139	$548,448	$40	$548,488

BALANCE AT
DECEMBER 31, 2019	$18,625	$122,717	$1,212	$(69,724)	$386,864	$459,694	$18	$459,712

Net income					4,699	4,699	34	4,733
Other comprehensive
income, net of tax			1,642			1,642	-	1,642
Repurchases of common stock				(4,601)		(4,601)	-	(4,601)
Distributions to noncontrolling
interests						-	(3)	(3)
Common stock dividends
($0.22 per share)					(3,246)	(3,246)	-	(3,246)
Share-based compensation		1,087				1,087	-	1,087

BALANCE AT
JUNE 30, 2020	$18,625	$123,804	$2,854	$(74,325)	$388,317	$459,275	$49	$459,324

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$81,934	$4,860
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations	(74,534)	-
Pretax provision for loss on disposal	812	-
Amortization of deferred acquisition costs	425	166
Net amortization of purchased premium and discount in net investment income	1,139	1,218
Net investment (gains)	(91)	(117)
Depreciation and amortization	908	759
Other	17,107	2,393
Changes in assets and liabilities:
Change in insurance liabilities	37,333	27,057
Change in amounts due from reinsurers	2,663	3,725
Change in claim fund balances	(1,022)	574
Change in due and unpaid premiums	(15,141)	(8,253)
Change in contract asset	(1,006)	-
Other operating activities	3,008	(4,135)

Net change in cash from operating activities	53,535	28,247

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	1,060	(1,049)
Net (purchases) sales of securities under resale agreements	(139,647)	5,740
Sales of equity securities	3,494	-
Sales of fixed maturities	10,366	36,413
Maturities and other repayments of fixed maturities	44,520	55,936
Purchases of fixed maturities	(8,343)	(96,353)
Cash divested from deconsolidation of subsidiary	(4,878)	-
Payments to acquire business, net of cash acquired	-	(13,707)
Payments to acquire other investments	(2,500)	(1,250)
Other investing activities	(1,870)	(3,372)

Net change in cash from investing activities	(97,798)	(17,642)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(140)	(4,489)
Withdrawals of investment-type insurance contracts	(112)	(326)
Dividends paid	(3,221)	(6,215)
Other financing activities	(32)	(3)

Net change in cash from financing activities	(3,505)	(11,033)

Net change in cash, cash equivalents and restricted cash	(47,768)	(428)
Cash, cash equivalents and restricted cash, beginning of year, including discontinued operations	74,793	24,631

Cash, cash equivalents and restricted cash, end of period, including discontinued operations	$27,025	$24,203

NON-CASH ACTIVITY:
Proceeds from sale of subsidiary – funds held in escrow	$78,779	$-

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)    Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company; and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. (“IHCSB”), IHC Brokerage Group, Inc. (“IBG”), INSXCloud, Inc. (“INSXCloud”) (formerly My1HR, Inc.), collectively the “IHC Agencies” and its lead generation company, Torchlight Technology Group LLC., (“Torchlight”). On June 30, 2021, the Company sold its majority interest in PetPartners, Inc. (“PetPartners”), a major distributor and administrator of pet insurance underwritten by Independence American Insurance Company and an unaffiliated insurer. Standard Security Life, Madison National Life and Independence American Insurance Company are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at June 30, 2021.

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

During the second quarter of 2021, the Board of Directors committed to various plans for the disposal of several business operations (see Note 2). Each plan represents a strategic shift that will have a major effect on the Company’s operations and financial results and as such, they each qualify for reporting as discontinued operations in the second quarter 2021. The assets, liabilities, and related income and expenses associated with each disposal group are presented as discontinued operations in the accompanying condensed consolidated financial statements and Notes thereto for all periods presented.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global health pandemic and the United States declared a national health emergency. COVID-19 has led to largescale disruption in the global economy, market instability and widespread unemployment in the United States. The COVID-19 outbreak continues to be a fluid situation and as it evolves, the duration of COVID-19 and its potential effects on our business cannot be certain. Regulatory mandates have affected, and we anticipate will continue to impact, the insurance industry. We currently cannot predict if there will be a material impact to our business, results of operations or financial condition in future reporting periods. Consequently, future changes in market conditions may impact estimates used in the preparation of our financial statements associated with evaluations of goodwill and other intangible assets for impairment, estimates associated with the determination of valuation allowances related to net operating loss carryforwards, and estimates of certain losses under insurance contracts. These estimates may all be subject to substantial adjustments in future periods.  In addition, volatile market conditions may result in declines in the fair value of our investment portfolio and possible impairments of certain securities.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be anticipated for the entire year.

(C)  Reclassifications

Certain amounts in prior year’s condensed consolidated financial statements and Notes thereto have been reclassified to conform to the 2021 presentation, primarily for the effects of discontinued operations.

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

Note 2.Discontinued Operations

(A)Sale of Standard Security Life

On April 14, 2021, IHC and its wholly owned subsidiary, Independence Capital Corp. (“ICC”), entered into a Stock Purchase Agreement (the “SSL Purchase Agreement”) with Reliance Standard Life Insurance Company (“Reliance Standard”) to sell all of the issued and outstanding capital stock of Standard Security Life, a wholly owned subsidiary of ICC, for an aggregate purchase price of $180,000,000 in cash.  In addition, at closing, the Company will receive a dividend from Standard Security Life equal to the excess of aggregate statutory capital and surplus over $53,000,000 as of the closing date. Standard Security Life had statutory capital and surplus of $82,091,000 at June 30, 2021.  The closing of the transaction, the closing dividend and certain other items are subject to customary closing conditions including applicable regulatory approvals, one of which is the approval of the New York State Department of Financial Services. Standard Security Life currently cedes a portion of its New York short-term disability (“DBL”) and paid family leave rider (“PFL”) business to Independence American Insurance Company. We filed notice to cancel this reinsurance contract in accordance with the terms of the SSL Purchase Agreement. Under the terms of the SSL Purchase Agreement, the sale transaction will include all of Standard Security Life’s DBL and PFL business (including the DBL and PFL business previously ceded to Independence American Insurance Company) and will exclude other lines of business which will be reinsured prior to the closing. The DBL and PFL business being sold was part of the Company’s Group disability, life, DBL and PFL segment. The aforementioned transaction, consisting of the sale of Standard Security Life, the closing dividend and other closing conditions, is collectively referred to as the “SSL Sale” transaction or disposal group. DBL and PFL are major product lines for the Company. The sale of Standard Security Life and resulting exit from DBL and PFL business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The SSL Sale transaction qualified for reporting as discontinued operations in the second quarter of 2021 upon the Board of Director’s commitment to a plan for its disposal in April 2021, and the subsequent execution of the SSL Purchase Agreement. Provided that all regulatory approvals and other closing conditions are met, the Company expects to complete the SSL Sale transaction by the end of 2021.

On July 29, 2021, the SSL Purchase Agreement was amended and restated to: (i) include in the disposal group, the business lines that were previously excluded from the transaction; (ii) remove the reinsurance requirement for the previously excluded business lines; and (iii) increase the target statutory capital and surplus to $57,000,000. As a result of this change in the disposal plan, the Company will include the assets, liabilities and results of operations for those business lines affected in discontinued operations for all periods presented, beginning in the third quarter of 2021.

Aside from customary transition services, there will be no continuing involvement with Standard Security Life after its disposal.

(B)Sale of Pet Division and Independence American Insurance Company (“Pets Sale”)

On May 17, 2021, IHC and certain subsidiaries entered into agreements to sell a 70% controlling interest in its pet division, including all of the issued and outstanding capital stock of Independence American

Insurance Company to a subsidiary of Iguana Capital, Inc. (“Iguana Capital”), an investment company specifically formed to facilitate this transaction as follows:

(i)IHC and its wholly owned subsidiary, IHC SB Holdings LLC (“SBH”), entered into a Stock Purchase Agreement (the “PPI Purchase Agreement”) with Iguana Capital to sell its 85% interest in PetPartners for $77,000,000 in cash (subject to working capital adjustments);

(ii)IHC and its wholly owned subsidiary, AMIC Holdings, Inc. (“AMIC”), entered into a Stock Purchase Agreement (the “IAHC Purchase Agreement”) with Iguana Capital to sell all of the stock of Independence American Holdings Corp. (“IAHC”), which owns all of the stock of Independence American Insurance Company and other pet assets, for $190,400,000 in cash (subject to adjustments for targeted statutory capital and surplus): and

(iii)Following each of the above, IHC will retain a 30% interest in the form of an equity investment in Iguana Capital.

Both agreements are subject to customary closing conditions. The closing of the IAHC Purchase Agreement however is also subject to certain regulatory approvals, one of which is the approval of the Delaware Insurance Department.  For this reason, the transaction was structured as two agreements such that the sale of PetPartners occurred on June 30, 2021, and the closing of the transactions contemplated in the IAHC Purchase Agreement will follow at a later date upon receipt of applicable regulatory approvals. Provided that all regulatory approvals and other closing conditions are met, the Company expects to complete the IAHC sale transaction by the end of 2021.

Under the terms of the IAHC Purchase Agreement, the transaction includes the sale of all Independence American Insurance Company’s pet business and excludes other business lines. These excluded business lines will be retained by the Company through a reinsurance agreement with Madison National Life prior to closing. The reinsurance agreement will remain in effect until the underlying business is either transferred to Madison National Life or the business runs out. The aforementioned transaction, consisting of the sale of PetPartners, IAHC and Independence American Insurance Company, and other closing conditions, is collectively referred to as the “Pets Sale” transaction or disposal group. The pet business being sold was part of the Company’s Specialty Health segment. Because the pet business is a major product line for the Company, and the Company will no longer actively engage in the sales and marketing of pet insurance, the Pets Sale transaction represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Pets Sale transaction qualified for reporting as discontinued operations in the second quarter of 2021 as a result of the Board of Directors’ commitment to a plan for the disposal of a controlling interest in its pet business in May 2021, and the execution of both the PPI Purchase Agreement and the IAHC Purchase Agreement on May 17, 2021.

On June 30, 2021, the Company completed the sale of its majority interest in PetPartners and, as a result, the Company ceased to have a controlling financial interest in PetPartners. Upon closing, the Company received proceeds of $78,779,000 (consisting of the purchase price and certain initial working capital adjustments), recognized an initial equity investment in Iguana Capital valued at $33,762,000, and recorded a $62,693,000 gain on the disposal, net of transaction costs and income taxes. Transaction costs consisting of transaction bonuses, legal expenses and financial advisor expenses amounted to an aggregate of $6,070,000. The PPI Purchase Agreement includes a waiver and consent to offer The American Kennel Club (“AKC”), PetPartners’ minority shareholder, until December 31, 2021, the right to sell their shares at the same price and terms as in the PPI Purchase Agreement. In the event AKC desires to sell such its shares, Iguana Capital and SBH will equally finance the cash payment to AKC. In connection with the PPI Sale transaction, the Company recorded a $6,800,000 contingent liability (the maximum amount required) based on its belief that AKC will exercise this right. If for any reason the IAHC Purchase Agreement is terminated, then at the option of either SBH or an affiliate of Iguana Capital, IAHC may reacquire the Company’s interest in PetPartners (the “PPI Put/Call Option”). The value of the PPI Put/Call Option was deemed to be negligible due to the structure of the put and call features, the short time horizon and the Company’s belief that there is a low probability that the deal would be terminated. The proceeds received from the sale of PetPartners were deposited into an escrow account owned by SBH and treated as a security deposit. The funds will be released from escrow upon either the consummation of the IAHC sale transaction or upon the exercise of the PPI Put/Call Option. At June 30, 2021, the security deposit is presented as funds held in escrow on the Condensed Consolidated Balance Sheet.

Continuing involvement with the Pets Sale disposal group will consist of customary transition services, the reinsurance of retained business lines, the PPI Put/Call Option, and the equity investment in Iguana Capital.

The following is a reconciliation, by disposal group, of the carrying amounts of major classes of assets and liabilities included in discontinued operations on the Condensed Consolidated Balance Sheets for the periods indicated (in thousands):

	June 30, 2021
	SSL Sale	Pets Sale	Total

Major classes of assets:
Investments and cash	$164,346	$144,688	$309,034
Goodwill	-	41,716	41,716
Other assets	30,020	35,392	65,412

Assets attributable to discontinued operations	$194,366	$221,796	$416,162

Major classes of liabilities:
Policy benefits and claims	$56,987	$12,743	$69,730
Unearned premiums	26,778	6,080	32,858
Other liabilities	12,500	5,092	17,592

Liabilities attributable to discontinued operations	$96,265	$23,915	$120,180

	December 31, 2020
	SSL Sale	Pets Sale	Total

Major classes of assets included in discontinued operations:
Investments and cash	$114,916	$149,844	$264,760
Goodwill	-	62,414	62,414
Other assets	18,787	29,730	48,517

Assets attributable to discontinued operations	$133,703	$241,988	$375,691

Major classes of liabilities included in discontinued operations:
Policy benefits and claims	$34,500	$11,775	$46,275
Unearned premiums	5,208	5,629	10,837
Other liabilities	9,316	9,511	18,827

Liabilities attributable to discontinued operations	$49,024	$26,915	$75,939

The following is a reconciliation, by disposal group, of the major line items constituting the pretax profit of discontinued operations to the income from discontinued operations, net of tax, as shown on the Condensed Consolidated Statements of Income for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2021
	SSL Sale	Pets Sale	Total

Revenues	$50,342	$33,080	$83,422
Expenses:
Insurance benefits, claims and reserves	24,341	18,442	42,783
Selling, general and administrative expenses	7,394	14,592	21,986

Pretax income of discontinued operations during phase-out	18,607	46	18,653
Pretax provision for loss on disposal	(402)	(410)	(812)
Pretax gain on disposal of discontinued operations	-	74,534	74,534
Total pretax income from discontinued operations	18,205	74,170	92,375
Income tax expense on discontinued operations	3,836	11,734	15,570

Income from discontinued operations, net of tax	$14,369	$62,436	$76,805

	For the Three Months Ended June 30, 2020
	SSL Sale	Pets Sale	Total

Revenues	$30,442	$20,407	$50,849
Expenses:
Insurance benefits, claims and reserves	22,152	11,098	33,250
Selling, general and administrative expenses	6,150	7,855	14,005

Pretax income of discontinued operations during phase-out	2,140	1,454	3,594
Pretax provision for loss on disposal	-	-	-
Pretax gain on disposal of discontinued operations	-	-	-
Total pretax income from discontinued operations	2,140	1,454	3,594
Income tax expense on discontinued operations	822	442	1,264

Income from discontinued operations, net of tax	$1,318	$1,012	$2,330

	For the Six Months Ended June 30, 2021
	SSL Sale	Pets Sale	Total

Revenues	$93,738	$61,999	$155,737
Expenses:
Insurance benefits, claims and reserves	53,865	34,374	88,239
Selling, general and administrative expenses	14,850	26,796	41,646

Pretax income of discontinued operations during phase-out	25,023	829	25,852
Pretax provision for loss on disposal	(402)	(410)	(812)
Pretax gain on disposal of discontinued operations	-	74,534	74,534
Total pretax income from discontinued operations	24,621	74,953	99,574
Income tax expense on discontinued operations	5,151	11,875	17,026

Income from discontinued operations, net of tax	$19,470	$63,078	$82,548

	For the Six Months Ended June 30, 2020
	SSL Sale	Pets Sale	Total

Revenue	$59,943	$37,838	$97,781
Expenses:
Insurance benefits, claims and reserves	40,560	20,459	61,019
Selling, general and administrative expenses	13,004	14,515	27,519

Pretax income of discontinued operations during phase-out	6,379	2,864	9,243
Pretax provision for loss on disposal	-	-	-
Pretax gain on disposal of discontinued operations	-	-	-
Total pretax income from discontinued operations	6,379	2,864	9,243
Income tax expense on discontinued operations	1,689	741	2,430

Income from discontinued operations, net of tax	$4,690	$2,123	$6,813

The assets and liabilities in discontinued operations are measured at the lower of their carry value or fair value less cost to sell. During the three months and six months ended June 30, 2021, it was not necessary to write-down any assets or liabilities attributable to the disposal groups in discontinued operations to fair value, less costs to sell. The Company expects to recognize gains from the sales of these disposal groups, therefore, any costs to sell the disposal groups, primarily legal expenses, incurred prior to the actual disposal of the discontinued operation, are expensed when incurred and presented in pretax provision for loss on disposal in the tables above.

Pretax income (loss) from discontinued operations during phase-out attributable to IHC was $18,653,000 and $25,852,000 for the three and six months ended June 30, 2021, respectively, and was $3,594,000 and $9,243,000 for the three and six months ended June 30, 2020, respectively.

Total cash flows from operating activities of discontinued operations were $45,917,000 and $26,813,000 for the six months ended June 30, 2021 and 2020, respectively. Total cash flows from investing activities of discontinued operations were $(88,501,000) and $(29,753,000) for the six months ended June 30, 2021 and 2020, respectively.

On a consolidated basis, the Company recorded $15,570,000 and $1,264,000 of income taxes related to pretax income from discontinued operations for the three months ended June 30, 2021 and 2020, respectively, and $17,026,000 and $2,430,000 for the six months ended June 30, 2021 and 2020, respectively. In 2021, these amounts include $11,841,000 of income taxes related to the pretax gain on disposal of discontinued operations. In connection with the sale of PetPartners, AMIC decreased its valuation allowance on existing deferred tax assets by $8,281,000 and utilized approximately $46,116,000 of its outstanding Federal net operating loss carryforwards (See Note 11). Differences between the Federal statutory income tax rate on discontinued operations and the Company’s effective income tax rate on pretax income from discontinued operations are primarily the result of AMIC’s decrease in its valuation allowance, state and local income taxes, nondeductible goodwill and other expenses.

Note 3.Income Per Common Share

Diluted income per share was computed using the treasury stock method. As a result of losses from continuing operations for the three months and six months ended June 30, 2021 and 2020, such shares were deemed anti-dilutive.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Income from continuing operations attributable to IHC	$(436)	$(1,835)	$(612)	$(1,987)
Income from discontinued operations attributable to IHC	$76,907	$2,256	$82,704	$6,686

Net income attributable to IHC	$76,471	$421	$82,092	$4,699

Note 4.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	June 30,
	2021	2020

Cash and cash equivalents	$22,834	$11,655
Restricted cash in other assets	418	985
Cash, cash equivalents and restricted cash in discontinued operations	3,773	11,563

Total cash, cash equivalents and restricted cash including discontinued operations	$27,025	$24,203

Restricted cash includes insurance premiums collected from insureds that are pending remittance to insurance carriers and/or payment of insurance claims and commissions to third party administrators. These amounts are required to be set aside by contractual agreements with the insurance carriers and are included in other assets on the Condensed Consolidated Balance Sheets.

Note 5.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	June 30, 2021
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$75,245	$1,583	$(779)	$76,049
CMOs – residential (1)	3,071	118	(5)	3,184
U.S. Government obligations	23,029	273	-	23,302
Agency MBS - residential (2)	35	-	(4)	31
GSEs (3)	2,969	-	(84)	2,885
States and political subdivisions	74,086	1,261	(384)	74,963
Foreign government obligations	3,144	151	-	3,295

Total fixed maturities	$181,579	$3,386	$(1,256)	$183,709

	December 31, 2020
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$91,802	$2,174	$(1,302)	$92,674
CMOs – residential (1)	3,439	146	(2)	3,583
U.S. Government obligations	23,397	414	-	23,811
Agency MBS - residential (2)	39	-	(5)	34
GSEs (3)	3,055	-	(81)	2,974
States and political subdivisions	82,910	1,768	(452)	84,226
Foreign government obligations	3,211	206	-	3,417

Total fixed maturities	$207,853	$4,708	$(1,842)	$210,719

(1)Collateralized mortgage obligations (“CMOs”)

(2)Mortgage-backed securities (“MBS”)

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$36,481	$36,938
Due after one year through five years	87,377	89,128
Due after five years through ten years	20,124	20,292
Due after ten years	31,522	31,252
Fixed maturities with no single maturity date	6,075	6,099

	$181,579	$183,709

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2021

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$19,962	$740	$4,503	$39	$24,465	$779
CMOs-residential	707	5	-	-	707	5
Agency MBS - residential	31	4	-	-	31	4
GSEs	-	-	2,886	84	2,886	84
States and political subdivisions	10,319	76	8,813	308	19,132	384

Fixed maturities in an
unrealized loss position	$31,019	$825	$16,202	$431	$47,221	$1,256

Number of fixed maturities in an
unrealized loss position	9		14		23

	December 31, 2020

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$23,591	$458	$8,845	$844	$32,436	$1,302
CMOs-residential	748	2	-	-	748	2
Agency MBS - residential	34	5	-	-	34	5
GSEs	-	-	2,974	81	2,974	81
States and political subdivisions	16,983	150	6,108	302	23,091	452

Fixed maturities in an
unrealized loss position	$41,356	$615	$17,927	$1,227	$59,283	$1,842

Number of fixed maturities in an
unrealized loss position	20		13		33

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2021 and December 31, 2020 relate to investment grade securities. Management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The unrealized losses on the Company's fixed maturity securities are related to general market changes in interest rates, and/or the levels of credit spreads largely due to current market conditions relating to the COVID-19 pandemic rather than specific concerns with the issuer's ability to pay interest and repay principal. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. The fair value of these securities is expected to recover as they approach maturity and therefore the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021.

Net investment gains are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Realized gains (losses):
Fixed maturities available-for-sale	$(126)	$50	$46	$284
Equity securities	-	-	292	-

Total realized gains (losses) on debt and equity securities	(126)	50	338	284
Unrealized gains (losses) on equity securities	-	214	(247)	(184)

Gains (losses) on debt and equity securities	(126)	264	91	100
Gains (losses) on other investments	-	10	-	17

Net investment gains	$(126)	$274	$91	$117

For the three months and six months ended June 30, 2021, the Company realized gross gains of $61,000 and $254,000, respectively, and gross losses of $187,000 and $206,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three months and six months ended June 30, 2020, the Company realized gross gains of $97,000 and $346,000, respectively, and gross losses of $47,000 and $62,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(v) to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale.  The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first six months of 2021 or 2020.

Note 6.Fair Value Disclosures

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$76,049	$-	$76,049
CMOs - residential	-	3,184	-	3,184
US Government obligations	-	23,302	-	23,302
Agency MBS - residential	-	31	-	31
GSEs	-	2,885	-	2,885
States and political subdivisions	-	73,949	1,014	74,963
Foreign government obligations	-	3,295	-	3,295
Total fixed maturities	-	182,695	1,014	183,709

Total Financial Assets	$-	$182,695	$1,014	$183,709

	December 31, 2020
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$92,674	$-	$92,674
CMOs - residential	-	3,583	-	3,583
US Government obligations	-	23,811	-	23,811
Agency MBS - residential	-	34	-	34
GSEs	-	2,974	-	2,974
States and political subdivisions	-	83,130	1,096	84,226
Foreign government obligations	-	3,417	-	3,417
Total fixed maturities	-	209,623	1,096	210,719

Equity securities:
Common stocks	1,753	-	-	1,753
Total equity securities	1,753	-	-	1,753

Total Financial Assets	$1,753	$209,623	$1,096	$212,472

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021		2020
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,055	$1,055	$1,214	$1,214

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(4)	(4)	(5)	(5)

Repayments and amortization of
fixed maturities	(37)	(37)	(34)	(34)

Balance at end of period	$1,014	$1,014	$1,175	$1,175

	Six Months Ended June 30,
	2021		2020
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,096	$1,096	$1,251	$1,251

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(8)	(8)	(9)	(9)

Repayments and amortization of
fixed maturities	(74)	(74)	(67)	(67)

Balance at end of period	$1,014	$1,014	$1,175	$1,175

Included in unrealized gains (losses) on available-for-sale securities, pre-tax, on the Condensed Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2021 are $(4,000) and $(8,000) of unrealized gains (losses) attributable to the change in unrealized gains (losses) related to Level 3 securities held at June 30, 2021.

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$1,550	$-	$1,550	$1,568	$-	$1,568
Securities purchased under
agreements to resell	70,323	-	70,323	33,038	-	33,038

FINANCIAL LIABILITIES:
Funds on deposit	$-	$142,155	$142,155	$-	$141,376	$141,376
Other policyholders’ funds	-	11,988	11,988	-	12,001	12,001

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

Note 7.Other Investments, Including Variable Interest Entities

Equity Method Investments

Equity income (loss) from equity method investments for the three months and six months ended June 30, 2021 was $4,000 and $64,000 respectively; and was $(356,000) and $(28,000) for the three months and six months ended June 30, 2020, respectively.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $2,022,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of June 30, 2021.

Related Party Transactions

At June 30, 2021 and December 31, 2020, the Company’s Condensed Consolidated Balance Sheets include $94,000 and $163,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), which are included in other assets and accounts payable, accruals and other liabilities, respectively. The Company’s Condensed Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses, of $361,000 and $762,000, respectively, for the three months and six months ended June 30, 2021; and include $423,000 and $899,000, respectively, for the same periods in 2020.

Selling, general and administrative expense for the three months ended March 31, 2020 includes approximately $1,507,000 of expense related to the purchase of leads from an affiliated lead generation company, Torchlight, which was acquired in April of 2020. Lead costs subsequent to acquisition are eliminated in consolidation.

Note 8.Acquisitions

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

In connection with the acquisition, the Company recorded $4,662,000 of goodwill of which $2,725,000 is deductible for income tax purposes.

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

Revenue and net income from Abacus for the period from the Abacus Acquisition Date to June 30, 2020, is not material as most of their agency fee income is derived from Madison National Life and is now eliminated in consolidation. The amount of fee income earned from other carriers in 2020 is not material and will reduce over time as the business either runs-off or is transitioned to Madison National Life.

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

In connection with the acquisition, the Company recorded $11,122,000 of goodwill, of which $7,976,000 is deductible for income tax purposes, and $2,700,000 of intangible assets. In 2021, a portion of this goodwill was allocated to the Pets Sale disposal group presented in discontinued operations.

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

Note 9.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $12,486,000 at June 30, 2021 and December 31, 2020, of which $8,263,000 is attributable to the Specialty Health Segment at both June 30, 2021 and December 31, 2020, and $4,223,000 is attributable to the Group disability and life segment for the same periods.

The Company has net other intangible assets of $3,667,000 and $4,008,000 at June 30, 2021 and December 31, 2020, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2021		December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$6,583	$4,599	$7,583	$5,385
Software systems	1,500	294	1,500	167
Total finite-lived	$8,083	$4,893	$9,083	$5,552

	June 30,	December 31,
	2021	2020
Indefinite-lived Intangible Assets:
Insurance licenses	$477	$477
Total indefinite-lived	$477	$477

Amortization expense was $179,000 and $341,000 for the three months and six months ended June 30, 2021, respectively; and was $171,000 and $224,000 for the three months and six months ended June 30, 2020, respectively.

Note 10.Fee Income

Substantially all of the fee income recorded by the IHC Agencies and lead generation company relate to our Specialty Health segment. The following table presents fee income disaggregated by type for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Commissions	$1,416	1,932	4,297	$3,672
Administrative Fees	80	581	177	1,069
Marketing Fees	254	292	559	643
Enrollment Platform Fees	529	455	1,029	973
Lead and Referral Fees	2,633	588	4,945	854
Payment Plan, Application and Other Fees	32	59	72	130

Total Fee Income	$4,944	3,907	11,079	$7,341

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

Costs to Fulfill a Contract

Costs to fulfill a contract include commissions owed to independent licensed agents or affinity partners that are contracted by the IHC Agencies. Upon the submission of a completed insurance application, the sales and marketing performance obligation is complete and the resultant estimated lifetime commission costs incurred are expensed and a corresponding commission liability is recorded on the Condensed Consolidated Balance Sheet. As policyholders continue their policy and remit monthly premium payments, the Company receives its commissions from the insurance carrier. Commissions owed to the agent or affinity partner are then paid and the corresponding liability is reduced. Judgement is required to estimate total expected lifetime commissions based on policy duration assumptions. At June 30, 2021 and December 31, 2020, the aforementioned commission liability was $2,858,000 and $2,362,000, respectively, and is included in accounts payable, accruals and other liabilities on the Condensed Consolidated Balance Sheet.

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

The following table summarizes the contract asset activity for the period indicated (in thousands).

Six Months Ended
June 30, 2021

Beginning Balance	$7,760
Commissions recognized during the period	4,708
Commission adjustments related to prior periods	(418)
Cash receipts	(3,251)

Ending Balance	$8,799

Remaining Performance Obligations

Deferred revenues are recorded in connection with certain terminable contracts and the right to use our INSX enrollment platform. At June 30, 2021 and December 31, 2020, deferred revenues are immaterial and expected to be fully recognized within the next 12 months.

Note 11.Income Taxes

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

December 31, 2020, AMIC had Federal net operating loss carryforwards of approximately $46,116,000 and a corresponding valuation allowance of $8,281,000 related to those net operating loss carryforwards that, in the judgment of management, were not considered realizable. On June 30, 2021, the Company sold PetPartners and recorded a pretax gain of $74,534,000 (See Note 2). As a result, AMIC decreased its valuation allowance by $8,281,000 and utilized the $46,116,000 of its outstanding Federal net operating loss carryforwards. Total income tax expense related to the pretax gain on disposal of discontinued operations was $11,841,000. The primary differences between the Federal statutory income tax rate and the Company’s effective income tax rate related to the gain on disposal of discontinued operations are the result of AMIC’s decrease in its valuation allowance, partially offset by the non-deductibility of goodwill and other expenses related to the disposal.

The effective income tax rates related to losses from continuing operations in 2021 were impacted by tax benefits from exercises of share-based compensation and state and local income tax benefits on certain subsidiaries. In 2020, the effective income tax rates related to losses from continuing operations reflect a benefit from capital losses attributable to the sale of a subsidiary, partially offset by certain non-deductible expenses recorded in connection with a Regulatory Settlement Agreement.

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

	For the Six Months Ended June 30, 2021
	Specialty	Group	All Other
	Health	Disability	Lines	Total

Balance at beginning of year	$31,680	$80,976	$20,301	$132,957
Less: reinsurance recoverable	1,776	22,472	11,878	36,126
Net balance at beginning of year	29,904	58,504	8,423	96,831

Amount incurred, related to:
Current year	16,631	20,031	11,947	48,609
Prior years	(4,634)	(4,033)	(1,132)	(9,799)

Total incurred	11,997	15,998	10,815	38,810

Amount paid, related to:
Current year	4,461	3,922	6,885	15,268
Prior years	12,080	11,488	3,667	27,235

Total paid	16,541	15,410	10,552	42,503

Net balance at end of period	25,360	59,092	8,686	93,138
Plus: reinsurance recoverable	1,161	22,492	11,024	34,677
Balance at end of period	$26,521	$81,584	$19,710	$127,815

	For the Six Months Ended June 30, 2020
	Specialty	Group	All Other
	Health	Disability	Lines	Total

Balance at beginning of year	$35,530	$80,079	$19,874	$135,483
Less: reinsurance recoverable	1,717	23,322	11,954	36,993
Net balance at beginning of year	33,813	56,757	7,920	98,490

Amount incurred, related to:
Current year	24,522	19,093	11,182	54,797
Prior years	(1,972)	(1,553)	(3,201)	(6,726)

Total incurred	22,550	17,540	7,981	48,071

Amount paid, related to:
Current year	7,064	4,010	4,979	16,053
Prior years	17,530	12,125	2,155	31,810

Total paid	24,594	16,135	7,134	47,863

Net balance at end of period	31,769	58,162	8,767	98,698
Plus: reinsurance recoverable	1,802	22,463	11,074	35,339
Balance at end of period	$33,571	$80,625	$19,841	$134,037

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

Net favorable (unfavorable) development in the Specialty Health segment, as depicted in the tables above, is comprised of the following lines of business for the years indicated (in thousands):

	Six Months Ended
	June 30,
Specialty Health segment:	2021	2020
Short-term Medical (“STM”)	$1,676	$286
Occupational Accident	963	798
Fixed Indemnity Limited Benefit	862	(736)
Limited Medical	197	241
Critical Illness	196	397
Group Gap	356	513
All other specialty health lines	384	473

Total Specialty Health segment	$4,634	$1,972

In both 2021 and 2020, net favorable development in the various lines of the Specialty Health segment shown above are primarily due to better than expected claim development. In 2021, experience in STM continues to be better than expected and severity has been relatively low.

In 2021, favorable development of $4,033,000 in the group disability business is primarily due to lower frequency and severity in both the short-term disability (“STD”) and the long-term disability (“LTD”) lines. In 2020, favorable development in the group disability business is primarily due to a reduction in open claims, specifically new claims, in the LTD line, partially offset by an increase in the overall frequency and severity of claims in the STD line.

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

	Specialty Health Segment
	Health Insurance Claims
	Six Months Ended
	June 30,
	2021	2020

Balance at beginning of year	$28,295	$31,259
Less: reinsurance recoverable	1,766	1,113
Net balance at beginning of year	26,529	30,146

Amount incurred, related to:
Current year	15,818	23,627
Prior years	(3,658)	(1,184)

Total incurred	12,160	22,443

Amount paid, related to:
Current year	4,319	8,260
Prior years	11,992	16,382

Total paid	16,311	24,642

Net balance at end of period	22,378	27,947
Plus: reinsurance recoverable	1,158	1,406
Balance at end of period	$23,536	$29,353

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $22,378,000 at June 30, 2021.

Note 13.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Beginning balance	$2,268	$1,101	$4,197	$1,212

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	784	1,810	(1,013)	2,544
Amounts reclassified from accumulated OCI	168	(57)	36	(902)
Net other comprehensive income (loss)	952	1,753	(977)	1,642

Ending balance	$3,220	$2,854	$3,220	$2,854

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$(125)	$47	$47	$284

Income (loss) from continuing operations before income taxes	(125)	47	47	284
Income tax expense (benefit)	(28)	10	9	60
Income (loss) from continuing operations, net of tax	(97)	37	38	224

Total pretax income (loss) from discontinued operations	(90)	25	(94)	858
Income tax expense (benefit) on discontinued operations	(19)	5	(20)	180
Income from discontinued operations, net of tax	(71)	20	(74)	678

Net income (loss)	$(168)	$57	$(36)	$902

Note 14.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $59,000 and $55,000 during the six months ended June 30, 2021 and 2020, respectively.

Note 15.Contingencies

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”). The Plaintiff seeks contractual payments allegedly owed by the Defendants totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The court had previously stayed the proceedings during the pendency of two arbitrations.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020 and recorded it in other income on the Consolidated Statement of Income in the third quarter of 2020. The second arbitration resulted in no monetary obligations owed by any of the parties. The Plaintiff has filed a motion for leave to file a Second Amended Complaint.  The Defendants have until August 9, 2021 to file an opposition to the motion for leave to amend.

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

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter of 2020 and processed payment in October 2020. As set forth in the RSAs, Standard Security Life, Madison National Life and Independence American Insurance Company deny any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment of any wrongdoing or liability. In accordance with the RSAs, the Monitoring Period commenced and Standard Security Life, Madison National Life and Independence American Insurance Company continue to comply.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Specialty Health	$23,862	$30,718	$50,133	$62,924
Group disability and life	25,143	24,076	50,264	48,161
Individual life, annuities and other (A)	183	490	392	808
Corporate	268	897	791	1,512
	49,456	56,181	101,580	113,405
Net investment gains (losses)	(126)	274	91	117
Total revenues	$49,330	$56,455	$101,671	$113,522

Income before income taxes
Specialty Health (C)	$(841)	$(5,329)	$(2,732)	$(5,935)
Group disability and life	3,770	4,353	6,900	6,190
Individual life, annuities and other (A) (B)	(263)	(140)	(247)	(283)
Corporate	(3,244)	(2,016)	(5,056)	(3,229)
	(578)	(3,132)	(1,135)	(3,257)
Net investment gains (losses)	(126)	274	91	117
Loss from continuing operations before income taxes	$(704)	$(2,858)	$(1,044)	$(3,140)

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $153,000 and $176,000, for the three months ended June 30, 2021 and 2020, respectively, and $310,000 and $364,000, for the six months ended June 30, 2021 and 2020, respectively.

(C)In both 2021 and 2020, significant costs associated with hiring, training and licensing a significant number of new agents, as well as costs for system development in our marketing and administrative companies.

Note 17.Subsequent Events

On July 14, 2021, IHC and its wholly owned subsidiary ICC entered into a Stock Purchase Agreement with Horace Mann Educators Corporation to sell all of the issued and outstanding capital stock of Madison National Life, a Wisconsin insurance company wholly owned by ICC, for an aggregate purchase price of $172,500,000 in cash. In addition, if Madison National Life reaches specified financial targets in 2023, IHC will receive an additional purchase price of up to $12,500,000. The transaction has been approved by the Board of Directors of IHC, and IHC’s majority stockholders have entered into a voting agreement under which such majority stockholders agreed to approve the transaction. The closing is expected no earlier than January 1, 2022. The transaction is subject to customary closing conditions, including applicable regulatory approvals, one of which is the approval by the Wisconsin Office of the Commissioner of Insurance. The aforementioned disposal plan represents a strategic shift that will have a major effect on the Company’s operations and financial results and as such, will qualify for reporting as discontinued operations in the third quarter 2021.

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

Overview

Independence Holding Company, a Delaware corporation, is a holding company principally engaged in underwriting, administering and/or distributing group and individual specialty benefit products, including disability, supplemental health, pet, and group life insurance through: (i) its insurance companies, Standard Security Life, Madison National Life, and Independence American Insurance Company; and (ii) its marketing and administrative companies consisting of IHCSB, IBG, INSXCloud (collectively the “IHC Agencies”) and its lead generation company, Torchlight. On June 30, 2021, the Company sold its majority interest in PetPartners, a major distributor and administrator of pet insurance underwritten by Independence American Insurance Company and an unaffiliated insurer. Standard Security Life, Madison National Life and Independence American Insurance Company are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

During the second quarter of 2021, the Board of Directors committed to the following plans for the disposal of several business operations. Each disposal plan below represents a strategic shift that will have a major effect on the Company’s operations and financial results and as such, they each qualify for reporting as discontinued operations in the second quarter 2021.

(A)On April 14, 2021, IHC and its wholly owned subsidiary ICC entered into a purchase agreement with Reliance Standard (“SSL Purchase Agreement”) to sell all of the issued and outstanding capital stock of Standard Security Life, a wholly owned subsidiary of ICC, for an aggregate purchase price of $180 million in cash.  In addition, at closing, the Company will receive a dividend from Standard Security Life equal to the excess of aggregate statutory capital and surplus over $53 million as of the closing date.  Standard Security Life had statutory capital and surplus of $82.1 million at June 30, 2021. The closing of the transaction, the closing dividend and certain other items are subject to customary closing conditions including applicable regulatory approvals, one of which is the approval of the New York State Department of Financial Services. Under the terms of the SSL Purchase Agreement, the transaction includes all of Standard Security Life’s DBL and PFL business and excluded all other lines of business, which will be reinsured prior to the closing. The aforementioned transaction, consisting of the sale of Standard Security Life, the closing dividend, the reinsurance of excluded business and other closing conditions, is collectively referred to as the “Standard Security Life Sale Transaction”.

On July 29, 2021, the SSL Purchase Agreement was amended and restated to: (i) include in the disposal group, the business lines that were previously excluded from the transaction; (ii) remove the reinsurance requirement for the previously excluded business lines; and (iii) increase the target statutory capital and surplus to $57 million. As a result of this change in the disposal plan, the Company will include the assets, liabilities and results of operations for those business lines affected in discontinued operations for all periods presented, beginning in the third quarter of 2021.

(B)On May 17, 2021, IHC and its wholly owned subsidiary SBH entered into a stock purchase agreement with a subsidiary of Iguana Capital to sell its 85% interest in PetPartners, a major distributor and administrator of pet insurance underwritten by Independence American Insurance Company and an unaffiliated insurer.  In addition, IHC and its wholly owned subsidiary, AMIC, entered into a stock purchase agreement with Iguana Capital to sell all of the issued and outstanding capital stock of IAHC (“IAHC Purchase Agreement”), which owns all of the issued and outstanding common stock of Independence American Insurance Company and other pet assets including the Company’s equity investments in FIGO Pet Insurance, LLC and Pet Assistant Holdings, LLC. Under the terms of the IAHC Purchase Agreement, the transaction includes all of Independence American Insurance Company’s pet business and excludes all other lines of business which will be reinsured prior to the closing. The impact of these two agreements, taken in the aggregate, represents the sale of 70% of the Company’s pet business. The Company will retain a 30% interest in the form of an equity investment in the buyer, Iguana Capital. On June 30, 2021, the sale of PetPartners closed and in exchange for its shares of PetPartners, the Company received $78.8 million in cash, retained a 30% equity investment valued at $33.7 million and recorded a $74.5 million pretax gain on sale of discontinued operations, net of transaction costs. The cash is held in escrow until such time as the IAHC sale transaction closes.  In connection with the pending sale of IAHC, the Company will receive approximately $190.4 million in cash and retain a 30% equity investment valued at approximately $81.6 million. The closing of the transactions contemplated by the IAHC Purchase Agreement is subject to customary closing conditions, including applicable regulatory approvals, one of which is the approval of the Delaware Insurance Department. The aforementioned transaction, consisting of the sale of PetPartners, IAHC and Independence American Insurance Company, the reinsurance of excluded business, and other closing conditions, is collectively referred to as the “Pets Sale Transaction”.

On July 14, 2021, IHC and its wholly owned subsidiary Independence Capital Corp. (“ICC”) entered into a Stock Purchase Agreement with Horace Mann Educators Corporation to sell all of the issued and outstanding capital stock of Madison National Life, a Wisconsin insurance company wholly owned by ICC, for an aggregate purchase price of $172.5 million in cash; in addition, if Madison National Life reaches specified financial targets in 2023, IHC will receive an additional purchase price of up to $12.5 million. The transaction has been approved by the Board of Directors of IHC, and IHC’s majority stockholders have entered into a voting agreement under which such majority shareholders agreed to approve the transaction. The closing is expected no earlier than January 1, 2022; and the transaction is subject to customary closing conditions, including applicable regulatory approvals, one of which is the approval by the Wisconsin Office of the Commissioner of Insurance. The aforementioned transaction is referred to as the “MNL Sale” transaction or disposal group.

The MNL Sale transaction also represents a strategic shift that will have a major effect on the Company’s operations and financial results and as such, will qualify for reporting as discontinued operations in the third quarter 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, a global health pandemic, and the United States declared a national health emergency. COVID-19 has led to large scale disruption in the global economy, market instability and widespread unemployment in the United States.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$49,330	$56,455	$101,671	$113,522
Expenses	50,034	59,313	102,715	116,662

Loss from continuing operations before income taxes	(704)	(2,858)	(1,044)	(3,140)
Income tax benefit	(267)	(1,066)	(430)	(1,187)

Loss from continuing operations	(437)	(1,792)	(614)	(1,953)
Income from discontinued operations	76,805	2,330	82,548	6,813

Net income	76,368	538	81,934	4,860
(Income) loss from noncontrolling interests	103	(117)	158	(161)

Net income attributable to IHC	$76,471	$421	$82,092	$4,699

•Loss from continuing operations of $.03 per share, diluted, for the three months ended June 30, 2021 compared to $.12 per share, diluted, for the same period in 2020. Loss from continuing operations of $.04 per share, diluted, for the six months ended June 30, 2021 compared to $.13 per share, diluted, for the same period in 2020.

oNet income for the for the three and six months ended June 30, 2020 includes $3.7 million in expenses for compliance with the MCE related to our STM, limited medical and fixed indemnity limited benefit health insurance products for the period of January 1, 2014 through September 30, 2017, as discussed in Note 15.

•Consolidated investment yields (on an annualized basis) of 2.0% for both the three and six months ended June 30, 2021, respectively, compared to 2.4% and 2.5% for the three month and six month periods, respectively, in 2020;

•Book value of $37.45 per common share at June 30, 2021 compared to $32.08 at December 31, 2020.

•Income from discontinued operations for both the three and six months ended June 30, 2021 includes an after tax gain of $62.7 million on the sale of PetPartners.  Excluding this gain, income from discontinued operations for the three months and six months ended June 30, 2021 and 2020 were $14.1 million and $19.8 million, respectively compared with income of $2.3 million and $6.8 million in the comparable 2020 periods, respectively.

•Results for the first half of 2021 were both positively and negatively impacted by COVID-19.

oSales at our agency were lower than expected in the first half of 2021, impacted by lower short-term medical (“STM”) sales, as consumers, especially those over the age of 50 who often purchased STM coverage took advantage of Special Enrollment Periods for ACA coverage and the increased Advanced Premium Tax Credits, also known as subsidies, as well as employers continuing to offer employer sponsored coverage to furloughed workers. The agency is seeing an increase in fee and commission income from the sale of ACA plans. Certain lines of business that are sold with ACA coverage, such as dental and accident plans exceeded expectations but due to lower commission on these products did not fully offset the commission lost through lower STM sales. We are shifting our call center focus to the ACA market for this period.

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

oResults for the Group disability and life segment were not materially impacted by COVID-19 from an aggregate claims standpoint.  The life incidence rate was higher than expected in the first half of 2021 partially due to COVID-19 reported deaths.

The following is a summary of key performance information by segment:

oThe Specialty Health segment reported $0.8 million of losses before taxes for the three months ended June 30, 2021 compared to $5.3 million of losses before taxes for the comparable period in 2020; and reported $2.7 million in losses before taxes for the six-month period ended June 30, 2021 compared to $5.9 million of losses for the same period in 2020. The three and six months ended June 30, 2020 includes $3.7 million in expenses for compliance with the MCE related to our STM, limited medical and fixed indemnity limited benefit health insurance products for the period of January 1, 2014 through September 30, 2017. Excluding the MCE compliance expense, losses in the three and six months of 2020 were $1.6 million and $2.2 million, respectively.

oPremiums earned for the three months and six months ended June 30, 2021 decreased $7.8 million and $15.9 million, respectively, as compared to the same periods in 2020. Decreases in premiums occurred in the STM, fixed indemnity limited benefit and group gap lines.

oIHC’s agencies produced operating losses of $4.8 million and $8.7 million for the three and six months ended June 30, 2021 compared with operating losses of $4.2 million and $7.2 million for the three and six months ended June 30, 2020. These amounts exclude purchase related incentive compensation and intangible asset amortization.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Premiums Earned	$18,639	$26,440	$38,465	$54,413
Insurance Benefits, Claims & Reserves	4,036	10,468	11,906	21,798
Expenses	9,306	16,675	18,862	30,812

Loss Ratio (A)	21.7%	39.6%	31.0%	40.1%
Expense Ratio (B)	49.9%	63.1%	49.0%	56.6%
Combined Ratio (C)	71.6%	102.7%	80.0%	96.7%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe lower loss ratio in 2021 is primarily due to favorable reserve experience in the short term medical and fixed indemnity lines. The lower expense ratio in 2021 is primarily due to the change in product lines which have a lower expense structure.

•Income before taxes from the Group disability and life segment decreased $.6 million for the three months ended June 30, 2021 compared to the same period in 2020 and increased $.7 million for the six months ended June 30, 2021 compared with the comparable period in 2020. The decrease in second quarter 2021 income was primarily due to higher loss ratios in the group term life business. The increased income in the six-month period of 2021 was as a result of lower loss ratios in the STD line of business; partially offset by higher loss ratios in the LTD line and higher loss ratios in the group term life business partially due to Covid-19 related claims.

•Income and loss before taxes from the Individual life, annuities and other segment in run-off were not significant for the three or six months ended June 30, 2021 and 2020;

•The Corporate segment reported losses before taxes of $3.2 million and $5.1 million for the three months and six months ended June 30, 2021, respectively, compared to losses of $2.0 million and $3.2 million in the comparable periods in 2020, primarily due to higher share-based and incentive compensation expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2021	2020	2021	2020

Specialty Health	$19,734	$28,185	$40,623	$57,731
Group disability and life	29,887	28,954	59,687	57,934
Individual life, annuities and other	4,090	4,788	8,857	9,630

	$53,711	$61,927	$109,167	$125,295

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2021	2020	2021	2020

Specialty Health	$18,639	26,440	38,465	$54,413
Group disability and life	23,808	22,685	47,542	45,370
Individual life, annuities and other	4	13	16	21

	$42,451	49,138	86,023	$99,804

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Fee Income Revenue Recognition, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the six months ended June 30, 2021, there were no additions to or changes in the critical accounting policies disclosed in the 2020 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2021	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$18,639	295	4,928	4,036	20,667	$(841)
Group disability and life	23,808	1,085	250	13,010	8,363	3,770
Individual life,
annuities and other	4	122	57	146	300	(263)
Corporate	-	149	119	-	3,512	(3,244)
Sub total	$42,451	$1,651	$5,354	$17,192	$32,842	(578)

Net investment gains (losses)						(126)
Loss from continuing operations before income taxes						(704)
Income taxes (benefits)						(267)
Loss from continuing operations, net of tax						$(437)

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$26,440	550	3,728	10,468	25,579	$(5,329)
Group disability and life	22,685	1,254	137	10,713	9,010	4,353
Individual life,
annuities and other	13	202	275	158	472	(140)
Corporate	-	323	574	-	2,913	(2,016)
Sub total	$49,138	$2,329	$4,714	$21,339	$37,974	(3,132)

Net investment gains						274
Loss from continuing operations before income taxes						(2,858)
Income taxes (benefits)						(1,066)
Loss from continuing operations, net of tax						$(1,792)

Premiums Earned

In the second quarter of 2021, premiums earned decreased $6.7 million over the comparable period in 2020. The decrease is primarily due to a $7.8 million decrease in earned premiums from the Specialty Health segment primarily as a result of decreases of $4.3 million in STM premiums, $2.6 million in the fixed indemnity limited benefit line, and $1.4 million in group gap business; partially offset by an increase in dental premiums of $.4 million. Earned premiums in the Group disability and life segment increased $1.1 million primarily in the STD/LTD lines.

Net Investment Income

Total net investment income decreased $.7 million. The overall annualized investment yields were 2.0% and 2.4% in the second quarter of 2021 and 2020, respectively.

Net Investment Gains

The Company had net investment losses of $.1 million in 2021 compared to net investment gains of $.3 million in 2020.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $1.0 million for the three-month period ended June 30, 2021 compared to the three-month period ended June 30, 2020 primarily due to an increase in lead generating fees partially offset by decreases in lifetime value commission accruals principally on Medicare advantage products by the IHC Agencies for multiple unaffiliated insurance carriers.

Other income in the second quarter of both 2021 and 2020 was not significant.

Insurance Benefits, Claims and Reserves

In the second quarter of 2021, insurance benefits, claims and reserves decreased $4.1 million over the comparable period in 2020. The decrease is primarily attributable to: (i) a decrease of $6.4 million in reserves in the Specialty Health segment primarily due to a decrease of $3.8 million in the STM line and $1.8 million in the fixed indemnity limited benefit line due to lower premium volume and lower loss ratios, and $.9 million in the group gap line on lower premium volume; partially offset by (ii) an increase of $2.3 million in the Group disability and life segment primarily due higher loss ratios on group term life business partially due to COVID-19 related claims.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $5.1 million over the comparable period in 2020. The decrease is principally due to: (i) a decrease of $4.9 million in the Specialty Health line of business primarily due to the second quarter of 2020 results including $3.7 million of expenses accrued for compliance with the MCE related to our STM, limited benefit and fixed indemnity limited benefit products with no comparable expenses in 2021, as well as decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit, STM and group gap lines partially offset by increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies; (ii) a decrease of $.7 million in the Group disability and life segment primarily due to increased commission expenses and other general expenses on group term life and LTD/STD lines of business on increased premium volume; and (iii) an increase of $.6 million in the Corporate segment primarily due to compensation related expenses.

Income Taxes

The effective tax rate for the three months ended June 30, 2021 was (37.9)% compared to (37.3)% for the three months ended June 30, 2020. The effective income tax rates related to losses from continuing operations in 2021 were impacted by tax benefits from exercises of share-based compensation and state and local income tax benefits on certain subsidiaries. In 2020, the effective income tax rates related to losses from continuing operations reflect a benefit from capital losses attributable to the sale of a subsidiary, partially offset by certain non-deductible expenses recorded in connection with a Regulatory Settlement Agreement.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2021	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$38,465	638	11,030	11,906	40,959	$(2,732)
Group disability and life	47,542	2,208	514	26,901	16,463	6,900
Individual life,
annuities and other	16	257	119	306	333	(247)
Corporate	-	349	442	-	5,847	(5,056)
Sub total	$86,023	$3,452	$12,105	$39,113	$63,602	(1,135)

Net investment gains						91
Loss from continuing operations before income taxes						(1,044)
Income taxes (benefit)						(430)
Loss from continuing operations, net of tax						$(614)

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2020	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$54,413	1,122	7,389	21,798	47,061	$(5,935)
Group disability and life	45,370	2,505	286	25,534	16,437	6,190
Individual life,
annuities and other	21	411	376	296	795	(283)
Corporate	-	790	722	-	4,741	(3,229)
Sub total	$99,804	$4,828	$8,773	$47,628	$69,034	(3,257)

Net investment gains						117
Loss from continuing operations before income taxes						(3,140)
Income taxes (benefit)						(1,187)
Loss from continuing operations, net of tax						$(1,953)

Premiums Earned

In the first six months of 2021, premiums earned decreased $13.8 million over the comparable period in 2020. The decrease is primarily due to a $15.9 million decrease in earned premiums from the Specialty Health segment principally as result of decreased premiums of $7.1 million in STM, $6.2 million in the fixed indemnity limited benefit line and $2.9 million in group gap business, partially offset by increased premium of $.4 million in the dental line. Earned premiums in the Group disability and life segment increased $2.1 million primarily as a result of $1.5 million on increased premiums in both STD and LTD business, as well as $.5 million in higher premiums on group term life business.

Net Investment Income

Total net investment income decreased $1.4 million. The overall annualized investment yields were 2.0% and 2.5% in the first six months of 2021 and 2020, respectively.

Net Investment Gains

The Company had net investment gains of $.1 million in both 2021 and 2020.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $3.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due an increase in lead generating fees partially offset by decreases in lifetime value commission accruals principally on Medicare advantage products by the IHC Agencies for multiple unaffiliated insurance carriers as well as lower commissions on lower STM policy sales for IHC carriers.

Other income in the first six months of both 2021 and 2020 was not significant.

Insurance Benefits, Claims and Reserves

In the first six months of 2021, insurance benefits, claims and reserves decreased $8.5 million over the comparable period in 2020. The decrease is primarily attributable to: (i) a decrease of $9.9 million in the Specialty Health segment primarily due to a decrease of $4.4 million in the STM line and $2.9 million in the fixed indemnity limited benefit line due to lower premium volume and lower loss ratios, $1.9 million in the group gap line on lower premium volume, $.5 million in the occupational accident line on favorable claim development and $.3 million on dental lines due to lower loss ratios; partially offset by (ii) an increase of $1.4 million in the Group disability and life segment primarily as a result of a $2.8 million increase in group term life benefits and claims as result of higher loss ratios partially due to COVID-19 related claims; partially offset by a $1.4 million decrease in LTD/STD benefits and claims as a result of lower loss ratios due in part to favorable loss development in the STD line, partially offset by higher loss ratios in the LTD line.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $5.4 million over the comparable period in 2020. The decrease is principally due to: (i) a decrease of $6.1 million in the Specialty Health line of business primarily due to 2020 results including $3.7 million of expenses accrued for compliance with the MCE related to our STM, limited benefit and fixed indemnity limited benefit products with no comparable expenses in 2021, as well as decreases in commission and administrative expenses related to decreased volume in the fixed indemnity limited benefit, STM and group gap lines partially offset by increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies; partially offset by (ii) an increase of $1.1 million in the Corporate segment primarily due to compensation related expenses.

Income Taxes

The effective tax rate for the six months ended June 30, 2021 was (41.2)% compared to (37.8)% for the six months ended June 30, 2020. The effective income tax rates related to losses from continuing operations in 2021 were impacted by tax benefits from exercises of share-based compensation and state and local income tax benefits on certain subsidiaries. In 2020, the effective income tax rates related to losses from continuing operations reflect a benefit from capital losses attributable to the sale of a subsidiary, partially offset by certain non-deductible expenses recorded in connection with a Regulatory Settlement Agreement.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the six months ended June 30, 2021 or 2020.

It is anticipated that cash flows to be received upon the close of the disposal transactions will provide sources of corporate liquidity to offset the loss of cash flows previously derived from the insurance operations currently held in discontinued operations. The Company is evaluating the best use of liquidity derived from the disposal transactions.

The proceeds received from the sale of PetPartners were deposited into an escrow account owned by SBH and treated as a security deposit. The funds will be released from escrow upon either the consummation of the IAHC purchase or upon the exercise of the PPI Put/Call Option. At June 30, 2021, the security deposit is presented as funds held in escrow on the Condensed Consolidated Balance Sheet.

Cash Flows

The Company had $27.0 million and $74.8 million of cash, cash equivalents and restricted cash from continuing and discontinued operations as of June 30, 2021 and December 31, 2020, respectively.

For the six months ended June 30, 2021, operating activities provided $53.5 million of cash and investment activities utilized $97.8 million of cash, primarily the result of the investment of cash and cash equivalents in resale agreements. Financing activities utilized $3.5 million of cash, of which $3.2 million was utilized to pay common stock dividends. For the six months ended June 30, 2021, cash flows from the operating and investing activities of discontinued operations were $45.9 million and $(88.5) million, respectively.

The Company had $328.8 million of liabilities for future policy benefits and policy benefits and claims as of June 30, 2021 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2021, cash received from the maturities and other repayments of fixed maturities was $44.5 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

There were no material negative impacts on the Company’s cash flows or liquidity with regards to COVID-19 during the first six months of 2021. Depending on the length and severity of the outbreak, it is possible that cash flows may be negatively impacted due to increased claim activity as a result of mandated testing and treatment coverage, as well as delayed policy payments or an increase in cancelled policies due to non- payment in the future.

BALANCE SHEET

The Company had receivables due from reinsurers of $354.7 million at June 30, 2021 compared to $357.2 million at December 31, 2020. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2021.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2021	2020

Specialty Health	$26,521	$31,680
Group Disability	90,790	89,902
Individual A&H and Other	10,504	11,375

	$127,815	$132,957

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

The Company’s disability business is comprised of group disability.  The two “primary” assumptions on which disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates.

The $78.7 million increase in IHC’s stockholders' equity in the first six months of 2021 is primarily due to $82.5 million of net income attributable to IHC from discontinued operations, primarily $62.7 million in after tax gains on the sale of PetPartners; reduced by $3.2 million of common stock dividends.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. The Company has gross unrealized gains of $3.4 million and gross unrealized losses of $1.3 million on its fixed maturities available-for-sale securities at June 30, 2021. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at June 30, 2021.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2021 or 2020.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2021 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$641	$641

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2021. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned with its current activities. It is anticipated that any future acquisitions or other expansion of operations at the remaining entities of IHC will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

OUTLOOK

For the remainder of 2021, and continuing in 2022, the Company anticipates that it will:

•Close on the sale of all of the issued and outstanding capital stock of Standard Security Life to Reliance Standard pursuant to the SSL Purchase Agreement signed on April 14, 2021 and amended on July 29, 2021.  Reliance Standard believes that this transaction, which is subject to various regulatory approvals, will close in the second half of this year.  Standard Security Life will dividend statutory surplus in excess of $57 million to its parent at closing so earnings prior to closing will be retained by IHC.

•Close on the sale of all of the issued and outstanding capital stock of IAHC to Iguana Capital pursuant to the IAHC Purchase Agreement signed on May 17, 2021.  We believe this transaction, which is subject to various regulatory approvals, will close in the second half of this year.

•Close on the sale of the stock of Madison National Life to Horace Mann Educators Corporation pursuant to the MNL Purchase Agreement signed on July 14, 2021.  This transaction, subject to various regulatory approvals, is expected to close no earlier than January 1, 2022.

•Focus on the transition and consummation of all transactions entered into in 2021. The consummation of these transactions shall be the entire focus of the Company for the remainder of 2021. After all the transactions are consummated, IHC projects that it will hold approximately $560 million in cash and investments, net of liabilities; a 30% interest in Iguana Capital with a carrying value of approximately $115 million; and our health insurance agency and other assets with an aggregate carrying value of approximately $20 million, resulting in an estimated book value of approximately $47.00 per share which is calculated assuming the transactions occurred on June 30, 2021.  These projections are based on information currently known to management and include the use of estimates and assumptions with regards to anticipated transaction costs, estimated tax rates and other potential changes.

•Improve the profitability and better integrate all of our agencies. IHC has experienced many changes in its agency model in 2021 as a result of a changing market and due to the decision to sell all three of IHC’s carriers. Although we continue to record losses in our agency business, we expect that to improve in the future. IHC has re-evaluated and made significant changes to the direction of the Company.   As we progress, our agency operations will be centered around INSXcloud.com (INSX), our CMS approved Web Broker. INSX provides an agent with the ability to quote, directly enroll and track applications on the Federally Facilitated Marketplace, plus much more. Specifically, brokers can quickly generate quotes, create PDF’s of plan comparisons, enroll customers in plans, and invite customers to enroll themselves – all through an easy-to-use cloud-based web portal. IHC is expanding INSX to directly serve the consumer and partner market, as well as expanding product offerings on the platform.

•Continue to expand on our IHCSB agency. The balance of IHCSB includes our W-2 Call Centers and our captive independent Advisors unit, both of which sell into the under/over age 65 health insurance markets, as well as our Independence Brokerage Group (IBG) which recruits independent agents and agencies to sell via our platforms and contracts. We are refocusing a portion of our over 65 division into the under 65 market in order to take advantage of the positioning of INSX, IHCSB, our lead generation capabilities, and the market growth resulting from the American Rescue Plan Act.

•Continue to focus on administrative efficiencies and the transition of the three insurance carriers as we progress towards closing on all three sales in the next few quarters

•Continue to monitor the COVID-19 outbreak as it evolves. The duration of COVID-19 and its potential effects on our business cannot be certain, so we currently cannot predict if there will be a material impact to our business, results of operations or financial condition in 2021. During the COVID-19 pandemic, we have fully transitioned our existing sales teams to work from home. Our customer facing agents have transitioned to a full-time work at home model, and although we have implemented enhanced technology solutions, sales may be impacted as COVID-19 continues to develop.

Subject to making additional repurchases of IHC common stock, dividends to shareholders and various investments, the Company will maintain a highly liquid and high quality portfolio.

Our financial results in the future will depend on: (i) our ability to execute on our revised agency model and develop the agencies into a much larger and profitable operation; and (ii) any increase in the value of our minority interest in Iguana Capital where we participate on the board of directors.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”). The Plaintiff seeks contractual payments allegedly owed by the Defendants totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The court had previously stayed the proceedings during the pendency of two arbitrations.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020 and recorded it in other income on the Consolidated Statement of Income in the third quarter of 2020.  The second arbitration resulted in no monetary obligations owed by any of the parties. The Plaintiff has filed a motion for leave to file a Second Amended Complaint.  The Defendants have until August 9, 2021 to file an opposition to the motion for leave to amend.

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

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter of 2020 and processed payment in October 2020. As set forth in the RSAs, Standard Security Life, Madison National Life and Independence American Insurance Company deny any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment of any wrongdoing or liability. In accordance with the RSAs, the Monitoring Period commenced and Standard Security Life, Madison National Life and Independence American Insurance Company continue to comply.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of June 30, 2021, 1,535,393 shares were still authorized to be repurchased.

Share repurchases during the second quarter of 2021 are summarized as follows:

2021
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	-	$-	1,535,393
May	-	$-	1,535,393
June	-	$-	1,535,393

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

4.1   Description of the registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (Filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).

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

10.14Stock Purchase Agreement, dated April 14, 2021, by and among Reliance Standard Life Insurance Company, Independence Capital Corp. and Independence Holding Company (Filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.15Stock Purchase Agreement, dated as of May 17, 2021, by and among Independence American Holdings Corp., IHC SB Holdings, LLC, Iguana PP Holdings, Inc., Iguana Capital, Inc. and JAB Holdings B.V.*

10.16Stock Purchase Agreement, dated as of May 17, 2021, by and among Independence Holding Company, Madison Investors Corp., AMIC Holdings Inc., Iguana Acquisition LLC, and JAB Holdings B.V.*

10.17Transaction Bonus Agreement, made and entered into effective as of June 30, 2021, by and among AMIC Holdings Inc., Independence Holding Company, Independence American Holdings Corp., and David T. Kettig.*

10.18Officer Employment Agreement, made as of May 20, 2011, by and between Independence Holding Company and Colleen P. Maggi.*

10.19First Amendment to the Stock Purchase Agreement, dated as of June 28, 2021, by and among Independence American Holdings Corp., IHC SB Holdings, LLC, Iguana PP Holdings, Inc., Iguana Capital, Inc., and JAB Holdings B.V.*

10.20Stockholders Agreement, made and entered into as of June 30, 2021, by and among Iguana Capital, Inc., Iguana Holdings Ltd., Iguana Acquisition, LLC and IHC SB Holdings, LLC.*

31.1  Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:August 9, 2021

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Colleen P. Maggi                                    Date:August 9, 2021

            Colleen P. Maggi

Corporate Vice President and

    Chief Financial Officer