Form 10-Q
period 2021-09-30
INDEPENDENCE HOLDING CO
filed 2021-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021.

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

Yes   ☐   No  [X]

As of November 9, 2021, the registrant had 14,674,936 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Investments:
Securities purchased under agreements to resell	$25,458	$23,962
Fixed maturities, available-for-sale	29,070	44,003
Other investments	2,050	1,928
Total investments	56,578	69,893

Cash and cash equivalents	7,946	17,215
Investment in Iguana Capital, Inc. (“Iguana Capital”) (Note 2)	33,475	-
Funds held in escrow	78,263	-
Other assets	33,975	49,475
Assets attributable to discontinued operations (Note 2)	995,383	946,573

TOTAL ASSETS	$1,205,620	$1,083,156

LIABILITIES AND EQUITY:
LIABILITIES:
Accounts payable, accruals and other liabilities	$39,817	$28,387
Liabilities attributable to discontinued operations (Note 2)	601,253	582,651

TOTAL LIABILITIES	641,070	611,038

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	-	2,312

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,674,936 and
14,643,047 shares outstanding	18,625	18,625
Paid-in capital	125,357	124,757
Accumulated other comprehensive income	2,320	4,197
Treasury stock, at cost; 3,950,522 and 3,982,411 shares	(77,247)	(77,088)
Retained earnings	495,498	399,273

TOTAL IHC STOCKHOLDERS’ EQUITY	564,553	469,764
NONREDEEMABLE NONCONTROLLING INTERESTS	(3)	42

TOTAL EQUITY	564,550	469,806

TOTAL LIABILITIES AND EQUITY	$1,205,620	$1,083,156

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES:
Net investment income	$119	$170	$430	$916
Fee income	5,569	6,113	20,291	18,465
Other income	873	615	1,660	1,739
Net investment gains (losses)	(48)	(53)	105	122

	6,513	6,845	22,486	21,242

EXPENSES:
Selling, general and administrative expenses	21,592	16,431	53,028	43,221

Loss from continuing operations before income taxes	(15,079)	(9,586)	(30,542)	(21,979)
Income tax benefits	(3,567)	(2,241)	(7,026)	(5,617)

Loss from continuing operations, net of tax	(11,512)	(7,345)	(23,516)	(16,362)

Discontinued operations (Note 2):
Total pretax income from discontinued operations	36,383	20,295	150,376	38,790
Income tax expense on discontinued operations	7,512	4,218	27,567	8,836
Income from discontinued operations, net of tax	28,871	16,077	122,809	29,954

Net income	17,359	8,732	99,293	13,592
(Income) loss from nonredeemable noncontrolling interests	-	5	2	(29)
(Income) loss from redeemable noncontrolling interests	-	(49)	156	(176)

NET INCOME ATTRIBUTABLE TO IHC	$17,359	$8,688	$99,451	$13,387

Basic income per common share
Loss from continuing operations	$(0.79)	$(0.50)	$(1.61)	$(1.11)
Income from discontinued operations	1.97	1.09	8.40	2.02
Basic income per common share	$1.18	$0.59	$6.79	$0.91

WEIGHTED AVERAGE SHARES OUTSTANDING	14,654	14,670	14,645	14,763

Diluted income per common share
Loss from continuing operations	$(0.79)	$(0.50)	$(1.61)	$(1.11)
Income from discontinued operations	1.97	1.09	8.40	2.02
Diluted income per common share	$1.18	$0.59	$6.79	$0.91

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,654	14,670	14,645	14,763

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$17,359	$8,732	$99,293	$13,592
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(1,139)	1,351	(2,387)	3,444
Tax expense (benefit) on unrealized gains (losses) on available-for-sale securities	(239)	287	(510)	738
Unrealized gains (losses) on available-for-sale securities, net of taxes	(900)	1,064	(1,877)	2,706

Other comprehensive income (loss), net of tax	(900)	1,064	(1,877)	2,706

COMPREHENSIVE INCOME, NET OF TAX	16,459	9,796	97,416	16,298

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	-	(44)	158	(205)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	(44)	158	(205)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$16,459	$9,752	$97,574	$16,093

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended September 30, 2021 and 2020

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
JUNE 30, 2021	$18,625	$125,653	$3,220	$(77,189)	$478,139	$548,448	$40	$548,488

Net income					17,359	17,359	-	17,359
Other comprehensive
loss, net of tax			(900)			(900)	-	(900)
Repurchases of common stock				(381)		(381)	-	(381)
Share-based compensation		(233)		323		90	-	90
Distributions to noncontrolling
interests		(63)				(63)	(43)	(106)

BALANCE AT
SEPTEMBER 30, 2021	$18,625	$125,357	$2,320	$(77,247)	$495,498	$564,553	$(3)	$564,550

BALANCE AT
JUNE 30, 2020	$18,625	$123,804	$2,854	$(74,325)	$388,317	$459,275	$49	$459,324

Net income					8,688	8,688	(5)	8,683
Other comprehensive
income, net of tax			1,064			1,064	-	1,064
Repurchases of common stock				(2,452)		(2,452)	-	(2,452)
Share-based compensation		550		91		641	-	641

BALANCE AT
SEPTEMBER 30, 2020	$18,625	$124,354	$3,918	$(76,686)	$397,005	$467,216	$44	$467,260

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Nine Months Ended September 30, 2021 and 2020

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2020	$18,625	$124,757	$4,197	$(77,088)	$399,273	$469,764	$42	$469,806

Net income					99,451	99,451	(2)	99,449
Other comprehensive
loss, net of tax			(1,877)			(1,877)	-	(1,877)
Repurchases of common stock				(521)		(521)	-	(521)
Common stock dividends
($0.22 per share)					(3,226)	(3,226)	-	(3,226)
Share-based compensation		663		362		1,025	-	1,025
Distributions to noncontrolling
interests		(63)				(63)	(43)	(106)

BALANCE AT
SEPTEMBER30, 2021	$18,625	$125,357	$2,320	$(77,247)	$495,498	$564,553	$(3)	$564,550

BALANCE AT
DECEMBER 31, 2019	$18,625	$122,717	$1,212	$(69,724)	$386,864	$459,694	$18	$459,712

Net income					13,387	13,387	29	13,416
Other comprehensive
income, net of tax			2,706			2,706	-	2,706
Repurchases of common stock				(7,053)		(7,053)	-	(7,053)
Distributions to noncontrolling
interests						-	(3)	(3)
Common stock dividends
($0.22 per share)					(3,246)	(3,246)	-	(3,246)
Share-based compensation		1,637		91		1,728	-	1,728

BALANCE AT
SEPTEMBER 30, 2020	$18,625	$124,354	$3,918	$(76,686)	$397,005	$467,216	$44	$467,260

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$99,293	$13,592
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations	(74,008)	-
Pretax provision for loss on disposal	1,021	-
Deferred and sharebased compensation	7,001	2,929
Net amortization of purchased premium and discount in net investment income	408	481
Net investment (gains)	(105)	(122)
Depreciation and amortization	977	800
Other	13,975	4,710
Changes in assets and liabilities:
Change in insurance liabilities	2,048	14,670
Change in amounts due from reinsurers	4,279	5,334
Change in claim fund balances	(1,133)	751
Change in due and unpaid premiums	(14,577)	(2,852)
Change in contract asset	(332)	-
Other operating activities	2,836	(2,508)

Net change in cash from operating activities	41,683	37,785

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	2,560	(1,049)
Net (purchases) sales of securities under resale agreements	(145,314)	28,844
Sales of equity securities	3,494	-
Sales of fixed maturities	10,351	39,388
Maturities and other repayments of fixed maturities	56,634	96,964
Purchases of fixed maturities	(8,343)	(170,088)
Cash divested from deconsolidation of subsidiary	(4,878)	-
Payments to acquire business, net of cash acquired	-	(13,707)
Payments to acquire other investments	(2,500)	(1,250)
Other investing activities	(2,418)	(3,998)

Net change in cash from investing activities	(90,414)	(24,896)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(521)	(6,882)
Withdrawals of investment-type insurance contracts	(144)	(464)
Dividends paid	(6,443)	(6,215)
Other financing activities	(431)	94

Net change in cash from financing activities	(7,539)	(13,467)

Net change in cash, cash equivalents and restricted cash	(56,270)	(578)
Cash, cash equivalents and restricted cash, beginning of year, including discontinued operations	74,793	24,631

Cash, cash equivalents and restricted cash, end of period, including discontinued operations	$18,523	$24,053

NON-CASH ACTIVITY:
Proceeds from sale of subsidiary – funds held in escrow	$78,263	$-

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

Geneve Holdings, Inc., a financial holding company, through its wholly-owned subsidiaries (collectively “Geneve”), held approximately 62% of IHC's outstanding common stock as of September 30, 2021. In August 2021, IHC’s Board of Directors received a preliminary, non-binding proposal from Geneve to acquire all of the outstanding shares of common stock of IHC that are not already beneficially owned by Geneve in a going-private transaction (“Going Private Transaction”).  Geneve’s proposed purchase price at that time was $50 per share, payable in cash. The Board of Directors formed a Special Committee of independent and disinterested directors to consider the proposal and to review, evaluate, negotiate and recommend the approval or disapproval of the proposal and consider alternatives. On November 9, 2021, the Special Committee concluded unanimously that a Going Private Transaction with a purchase price of $57 per share on the terms negotiated was fair and in the best interests of IHC’s stockholders other than Geneve. Upon its approval by the Board of Directors, IHC, Geneve Holdings, Inc. and Geneve Acquisition Corp., a wholly owned subsidiary of Geneve Holdings, Inc., entered into a merger agreement (“Merger Agreement”) pursuant to which holders of IHC’s outstanding shares of common stock, excluding shares held by Geneve, will receive $57 per share in cash. The consummation of the Going Private Transaction is subject to certain closing conditions, including approval by the holders of a majority of IHC’s outstanding shares of common stock that are not held by Geneve and its affiliates and the consummation of the pending sales of IHC’s subsidiaries, Independence American Holdings Corp. and Standard Security Life discussed in Note 2. Further information regarding the terms and conditions in the Merger Agreement is contained in the Current Report on Form 8-K filed by IHC with the SEC on November 9, 2021.

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

During the second and third quarters of 2021, the Board of Directors committed to various plans for the disposal of several business operations (see Note 2). Each plan represents a strategic shift that will have a major effect on the Company’s operations and financial results and as such, they each qualify for reporting as discontinued operations in 2021. The assets, liabilities, and related income and expenses associated with each disposal group are presented as discontinued operations in the accompanying condensed consolidated financial statements and Notes thereto for all periods presented.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In October 2021, the FASB issued guidance to improve comparability after a business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination. The guidance requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in the same manner that they were recognized and measured in the acquiree’s financial statements before the acquisition. For public companies, the amendments in this guidance are effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years, with early implementation permitted, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The amendments in this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.Discontinued Operations

(A)Sale of Standard Security Life

On April 14, 2021, IHC and its wholly owned subsidiary, Independence Capital Corp. (“ICC”), entered into a Stock Purchase Agreement with Reliance Standard Life Insurance Company (“Reliance Standard”) to sell all of the issued and outstanding capital stock of Standard Security Life, a wholly owned subsidiary of ICC, for an aggregate purchase price of $180,000,000 in cash.  On July 29, 2021, the stock purchase agreement was amended and restated (the “SSL Amended Purchase Agreement”). In accordance with the SSL Amended Purchase Agreement, the Company will receive the excess of aggregate statutory capital and surplus, calculated as of the closing date, over $57,000,000. The closing of the transaction, the closing distribution and certain other items are subject to customary closing conditions including applicable regulatory approvals, one of which is the approval of the New York State Department of Financial Services (”NYSDFS”). Standard Security Life focuses on underwriting and selling its New York short-term disability (“DBL”) and paid family leave rider (“PFL”) products and ceded a portion of this business to Independence American Insurance

Company. We filed notice and received approval to cancel this reinsurance contract in accordance with the terms of the SSL Amended Purchase Agreement effective June 30, 2021. Under the terms of the SSL Amended Purchase Agreement, the sale transaction will include all of Standard Security Life’s DBL and PFL business (including the DBL and PFL business previously ceded to Independence American Insurance Company) in addition to all its other lines of business. The DBL and PFL business being sold was part of the Company’s Group disability, life, DBL and PFL segment. The aforementioned transaction, consisting of the sale of Standard Security Life, the closing distribution and other closing conditions, is collectively referred to as the “SSL Sale” transaction or disposal group. DBL and PFL are major product lines for the Company. The sale of Standard Security Life and resulting exit from DBL and PFL business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The SSL Sale transaction qualified for reporting as discontinued operations in the second quarter of 2021 upon the Board of Director’s commitment to a plan for its disposal in April 2021. Provided that all regulatory approvals and other closing conditions are met, the Company expects to complete the SSL Sale transaction by the end of 2021.

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

(ii)IHC and its wholly owned subsidiary, AMIC Holdings, Inc. (“AMIC”), entered into a Stock Purchase Agreement (the “IAHC Purchase Agreement”) with Iguana Capital to sell all of the stock of Independence American Holdings Corp. (“IAHC”), which owns all of the stock of Independence American Insurance Company and other pet assets, for $190,400,000 in cash (subject to adjustments for targeted statutory capital and surplus): and

(iii)Following each of the above, IHC will retain a 30% interest in the business sold in the form of an equity investment in Iguana Capital. IHC’s equity interest in Iguana Capital will become diluted in the future as a result additional investments made by Iguana Capital unless IHC invests its pro rata share.

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

Under the terms of the IAHC Purchase Agreement, the transaction includes the sale of all Independence American Insurance Company’s pet business and excludes other business lines. These excluded business lines will be reinsured by Madison National Life prior to closing. The reinsurance agreement will remain in effect until the underlying business runs out. The aforementioned transaction, consisting of the sale of PetPartners, IAHC and Independence American Insurance Company, and other closing conditions, is collectively referred to as the “Pets Sale” transaction or disposal group. The pet business being sold was part of the Company’s Specialty Health segment. Because the pet business is a major product line for the Company, and the Company will no longer actively engage in the sales and marketing of pet insurance, the Pets Sale transaction represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Pets Sale transaction qualified for reporting as discontinued operations in the second quarter of 2021 as a result of the Board of Directors’ commitment to a plan for the disposal of a controlling interest in its pet business in May 2021, and the execution of both the PPI Purchase Agreement and the IAHC Purchase Agreement on May 17, 2021.

On June 30, 2021, the Company completed the sale of its majority interest in PetPartners and, as a result, the Company ceased to have a controlling financial interest in PetPartners. Upon closing, the Company received proceeds of $78,263,000 (consisting of the purchase price and certain initial working capital adjustments), recognized an initial equity investment in Iguana Capital valued at $33,762,000, and recorded a $62,229,000 gain on the disposal, net of transaction costs and income taxes for the nine months ended September 30, 2021. Transaction costs consisting of transaction bonuses, legal expenses and financial advisor expenses amounted to an aggregate of $6,079,000. The PPI Purchase Agreement includes a waiver and consent to offer The American Kennel Club (“AKC”), PetPartners’ minority shareholder, until December 31, 2021, the right to sell their shares at the same price and terms as in the PPI Purchase Agreement. In the event AKC desires to sell such its shares, Iguana Capital and SBH will equally finance the cash payment to AKC. In connection with the PPI Sale transaction, the Company recorded a $6,800,000 contingent liability (the maximum amount required) based on its belief that AKC will exercise this right. If for any reason the IAHC Purchase Agreement is terminated, then at the option of either SBH or an affiliate of Iguana Capital, IAHC may reacquire the Company’s interest in PetPartners (the “PPI Put/Call Option”). The value of the PPI Put/Call Option was deemed to be negligible due to the structure of the put and call features, the short time horizon and the Company’s belief that there is a low probability that the deal would be terminated. The proceeds received from the sale of PetPartners were deposited into an escrow account owned by SBH and treated as a security deposit. The funds will be released from escrow upon either the consummation of the IAHC sale transaction or upon the exercise of the PPI Put/Call Option. At September 30, 2021, the security deposit is presented as funds held in escrow on the Condensed Consolidated Balance Sheet.

Continuing involvement with the Pets Sale disposal group will consist of customary transition services, the PPI Put/Call Option and the equity investment in Iguana Capital. At September 30, 2021, the carrying value of the Company’s 30% equity interest in Iguana Capital is $33,475,000. The investment is accounted for using the equity method of accounting, and for the three months and nine months ended September 30, 2021, the Company recorded an equity loss of $(287,000) on its investment in Iguana Capital. In the fourth quarter of 2021, the Company committed to invest an additional $3,200,000 to Iguana Capital, but as a result of the magnitude of other investments being made by Iguana Capital, the Company expects its equity interest in Iguana Capital will be diluted.

(C)Sale of Madison National Life

On July 14, 2021, IHC and its wholly owned subsidiary ICC entered into a stock purchase agreement (the “MNL Purchase Agreement”) with Horace Mann Educators Corporation to sell all of the issued and outstanding capital stock of Madison National Life, which is wholly owned by ICC, for an aggregate purchase price of $172,500,000 in cash; in addition, if Madison National Life reaches specified financial targets in 2023, IHC will receive an additional purchase price of up to $12,500,000. In accordance with the MNL Stock Purchase agreement and prior to closing, Madison National Life will enter into a reinsurance agreement with Independence American Insurance Company to reinsure all of Independence American Insurance Company’s non-pet business, primarily specialty health products, that are excluded from the Pets Sale transaction discussed above. The transaction has been approved by the Board of Directors of IHC, and IHC’s majority stockholders have entered into a voting agreement under which such majority stockholders agreed to approve the transaction. IHC’s majority stockholders approved the transaction by written consent on October 18, 2021. The closing is expected no earlier than January 1, 2022; and the transaction is subject to customary closing conditions, including applicable regulatory approvals, one of which is the approval by the Wisconsin Office of the Commissioner of Insurance. The aforementioned transaction, which includes the reinsured specialty health business of Independence American Insurance Company, is referred to as the “MNL Sale” transaction or disposal group and qualifies for reporting as discontinued operations in the third quarter of 2021 upon the

Board of Director’s commitment to the disposal plan in July 2021.

In addition to customary transition services, there will be some continuing involvement with Madison National Life after its disposal with regards to the runout of the reinsured specialty health lines of business.

The following is a reconciliation, by disposal group, of the carrying amounts of major classes of assets and liabilities included in discontinued operations on the Condensed Consolidated Balance Sheets for the periods indicated (in thousands):

	September 30, 2021
	SSL Sale	Pets Sale	MNL Sale	Total

Major classes of assets:
Investments and cash	$154,902	$151,036	$195,993	$501,931
Due from reinsurers	13,237	-	339,689	352,926
Goodwill	-	41,716	12,486	54,202
Other assets	36,431	16,663	33,230	86,324

Assets attributable to discontinued operations	$204,570	$209,415	$581,398	$995,383

Major classes of liabilities:
Policy benefits and claims	$43,576	$13,727	$117,352	$174,655
Future policy benefits	20,650	-	174,534	195,184
Funds on deposit	593	-	141,935	142,528
Unearned premiums	13,956	6,497	1,791	22,244
Other liabilities	19,656	2,508	44,478	66,642

Liabilities attributable to discontinued operations	$98,431	$22,732	$480,090	$601,253

	December 31, 2020
	SSL Sale	Pets Sale	MNL Sale	Total

Major classes of assets:
Investments and cash	$114,916	$149,844	$193,821	$458,581
Due from reinsurers	13,188	-	344,017	357,205
Goodwill	-	62,414	12,486	74,900
Other assets	19,015	22,389	14,483	55,887

Assets attributable to discontinued operations	$147,119	$234,647	$564,807	$946,573

Major classes of liabilities:
Policy benefits and claims	$39,296	$11,775	$128,161	$179,232
Future policy benefits	21,236	-	176,850	198,086
Funds on deposit	710	-	140,666	141,376
Unearned premiums	5,394	5,629	1,766	12,789
Other liabilities	10,382	8,012	32,774	51,168

Liabilities attributable to discontinued operations	$77,018	$25,416	$480,217	$582,651

The following is a reconciliation, by disposal group, of the major line items constituting the pretax profit of discontinued operations to the income from discontinued operations, net of tax, as shown on the Condensed Consolidated Statements of Income for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2021
	SSL Sale	Pets Sale	MNL Sale	Total

Revenues	$51,274	$32,138	$41,838	$125,250
Expenses:
Insurance benefits, claims and reserves	20,214	19,301	12,974	52,489
Selling, general and administrative expenses	8,166	11,466	16,011	35,643

Pretax income of discontinued operations during phase-out	22,894	1,371	12,853	37,118
Pretax provision for loss on disposal	(59)	(86)	(64)	(209)
Pretax gain (loss) on disposal of discontinued operations	-	(526)	-	(526)
Total pretax income from discontinued operations	22,835	759	12,789	36,383
Income tax expense on discontinued operations	4,721	103	2,688	7,512

Income from discontinued operations, net of tax	$18,114	$656	$10,101	$28,871

	For the Three Months Ended September 30, 2020
	SSL Sale	Pets Sale	MNL Sale	Total

Revenues	$30,222	$22,117	$54,036	$106,375
Expenses:
Insurance benefits, claims and reserves	18,795	12,426	18,606	49,827
Selling, general and administrative expenses	6,398	7,766	22,089	36,253

Pretax income of discontinued operations during phase-out	5,029	1,925	13,341	20,295
Pretax provision for loss on disposal	-	-	-	-
Pretax gain on disposal of discontinued operations	-	-	-	-
Total pretax income from discontinued operations	5,029	1,925	13,341	20,295
Income tax expense on discontinued operations	1,031	402	2,785	4,218

Income from discontinued operations, net of tax	$3,998	$1,523	$10,556	$16,077

	For the Nine Months Ended September 30, 2021
	SSL Sale	Pets Sale	MNL Sale	Total

Revenues	$146,915	$90,913	$128,857	$366,685
Expenses:
Insurance benefits, claims and reserves	74,812	53,675	51,354	179,841
Selling, general and administrative expenses	23,365	35,038	51,052	109,455

Pretax income of discontinued operations during phase-out	48,738	2,200	26,451	77,389
Pretax provision for loss on disposal	(461)	(480)	(80)	(1,021)
Pretax gain on disposal of discontinued operations	-	74,008	-	74,008
Total pretax income from discontinued operations	48,277	75,728	26,371	150,376
Income tax expense on discontinued operations	10,046	11,982	5,539	27,567

Income from discontinued operations, net of tax	$38,231	$63,746	$20,832	$122,809

	For the Nine Months Ended September 30, 2020
	SSL Sale	Pets Sale	MNL Sale	Total

Revenue	$92,419	$55,589	$155,272	$303,280
Expenses:
Insurance benefits, claims and reserves	59,216	32,885	66,373	158,474
Selling, general and administrative expenses	22,895	17,915	65,206	106,016

Pretax income of discontinued operations during phase-out	10,308	4,789	23,693	38,790
Pretax provision for loss on disposal	-	-	-	-
Pretax gain on disposal of discontinued operations	-	-	-	-
Total pretax income from discontinued operations	10,308	4,789	23,693	38,790
Income tax expense on discontinued operations	2,488	1,143	5,205	8,836

Income from discontinued operations, net of tax	$7,820	$3,646	$18,488	$29,954

The assets and liabilities in discontinued operations are measured at the lower of their carry value or fair value less cost to sell. During the three months and nine months ended September 30, 2021, it was not necessary to write-down any assets or liabilities attributable to the disposal groups in discontinued operations to fair value, less costs to sell. The Company expects to recognize gains from the sales of these disposal groups, therefore, any costs to sell the disposal groups, primarily legal expenses, incurred prior to the actual disposal of the discontinued operation, are expensed when incurred and presented in pretax provision for loss on disposal in the tables above.

Pretax income (loss) from discontinued operations during phase-out attributable to IHC was $37,118,000 and $77,389,000 for the three and nine months ended September 30, 2021, respectively, and was $20,295,000 and $38,790,000 for the three and nine months ended September 30, 2020, respectively.

Total cash flows from operating activities of discontinued operations were $54,693,000 and $52,019,000 for the nine months ended September 30, 2021 and 2020, respectively. Total cash flows from investing activities of discontinued operations were $(100,302,000) and $(44,836,000) for the nine months ended September 30, 2021 and 2020, respectively.

On a consolidated basis, the Company recorded $7,512,000 and $4,218,000 of income taxes related to pretax income from discontinued operations for the three months ended September 30, 2021 and 2020, respectively, and $27,567,000 and $8,836,000 for the nine months ended September 30, 2021 and 2020, respectively. In 2021, the amounts for the nine months period include $11,675,000 of income taxes related to the pretax gain on disposal of discontinued operations. In connection with the sale of PetPartners, AMIC decreased its valuation allowance on existing deferred tax assets by $8,281,000 and utilized approximately $46,116,000 of its outstanding Federal net operating loss carryforwards (See Note 12). Differences between the Federal statutory income tax rate on discontinued operations and the Company’s effective income tax rate on pretax income from discontinued operations are primarily the result of AMIC’s decrease in its valuation allowance, state and local income taxes, nondeductible goodwill and other expenses.

Note 3.Income Per Common Share

Diluted income per share was computed using the treasury stock method. As a result of losses from continuing operations for the three months and nine months ended September 30, 2021 and 2020, such shares were deemed anti-dilutive.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Loss from continuing operations attributable to IHC	$(11,512)	$(7,340)	$(23,514)	$(16,391)
Income from discontinued operations attributable to IHC	28,871	16,028	122,965	29,778

Net income attributable to IHC	$17,359	$8,688	$99,451	$13,387

Note 4.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	September 30,
	2021	2020

Cash and cash equivalents	$7,946	$7,750
Restricted cash in other assets	362	681
Cash, cash equivalents and restricted cash in discontinued operations	10,215	15,622

Total cash, cash equivalents and restricted cash including discontinued operations	$18,523	$24,053

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

Note 5.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	September 30, 2021
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$17,435	$177	$(92)	$17,520
CMOs – residential (1)	576	30	-	606
U.S. Government obligations	4,814	-	-	4,814
Agency MBS - residential (2)	33	-	(4)	29
States and political subdivisions	5,075	29	(31)	5,073
Foreign government obligations	1,009	19	-	1,028

Total fixed maturities	$28,942	$255	$(127)	$29,070

	December 31, 2020
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$26,898	$394	$(193)	$27,099
CMOs – residential (1)	914	50	-	964
U.S. Government obligations	4,958	-	-	4,958
Agency MBS - residential (2)	39	-	(5)	34
States and political subdivisions	9,845	65	(45)	9,865
Foreign government obligations	1,050	33	-	1,083

Total fixed maturities	$43,704	$542	$(243)	$44,003

(1)Collateralized mortgage obligations (“CMOs”)

(2)Mortgage-backed securities (“MBS”)

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$1,111	$1,111
Due after one year through five years	13,840	13,824
Due after five years through ten years	1,931	2,015
Due after ten years	11,451	11,485
Fixed maturities with no single maturity date	609	635

	$28,942	$29,070

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2021

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$-	$-	$10,720	$92	$10,720	$92
Agency MBS - residential	29	4	-	-	29	4
States and political subdivisions	401	8	1,095	23	1,496	31

Fixed maturities in an
unrealized loss position	$430	$12	$11,815	$115	$12,245	$127

Number of fixed maturities in an
unrealized loss position	2		2		4

	December 31, 2020

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$10,998	$96	$4,453	$97	$15,451	$193
Agency MBS - residential	34	5	-	-	34	5
States and political subdivisions	4,269	14	1,124	31	5,393	45

Fixed maturities in an
unrealized loss position	$15,301	$115	$5,577	$128	$20,878	$243

Number of fixed maturities in an
unrealized loss position	5		2		7

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2021 and December 31, 2020 relate to investment grade securities. Management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The unrealized losses on the Company's fixed maturity securities are related to general market changes in interest rates, and/or the levels of credit spreads largely due to current market conditions relating to the COVID-19 pandemic rather than specific concerns with the issuer's ability to pay interest and repay principal. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. The fair value of these securities is expected to recover as they approach maturity and therefore the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021.

Net investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Realized gains (losses):
Fixed maturities available-for-sale	$(48)	$(53)	$105	$105

Total realized gains (losses) on debt and equity securities	(48)	(53)	105	105
Gains (losses) on other investments	-	-	-	17

Net investment gains (losses)	$(48)	$(53)	$105	$122

For the three months and nine months ended September 30, 2021, the Company realized gross gains of $0 and $188,000, respectively, and gross losses of $48,000 and $83,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three months and nine months ended September 30, 2020, the Company realized gross gains of $0 and $162,000, respectively, and gross losses of $53,000 and $57,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(v) to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale.  The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first nine months of 2021 or 2020.

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

Fixed maturities available-for-sale:

Fixed maturities available-for-sale included in Level 2 are comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, foreign government obligations, collateralized mortgage obligations and municipals that were priced with observable market inputs. The Company does not have any level 3 securities in continuing operations at September 30, 2021 or December 31, 2020.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$17,520	$-	$17,520
CMOs - residential	-	606	-	606
US Government obligations	-	4,814	-	4,814
Agency MBS - residential	-	29	-	29
States and political subdivisions	-	5,073	-	5,073
Foreign government obligations	-	1,028	-	1,028
Total fixed maturities	-	29,070	-	29,070

Total Financial Assets	$-	$29,070	$-	$29,070

	December 31, 2020
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$27,099	$-	$27,099
CMOs - residential	-	964	-	964
US Government obligations	-	4,958	-	4,958
Agency MBS - residential	-	34	-	34
States and political subdivisions	-	9,865	-	9,865
Foreign government obligations	-	1,083	-	1,083
Total fixed maturities	-	44,003	-	44,003

Total Financial Assets	$-	$44,003	$-	$44,003

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Securities purchased under
agreements to resell	$25,458	$-	$25,458	$23,962	$-	$23,962

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

Note 7.Variable Interest Entities

The Company has a minority interest in a limited partnership that we have determined to be a Variable Interest Entity (“VIE”).  The aforementioned VIE is not required to be consolidated in the Company’s condensed consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIE’s economic performance.

The Company will periodically reassess whether we are the primary beneficiary in this investment. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our $2,050,000 carrying value in this equity investment, which is included in other investments in the Condensed Consolidated Balance Sheet as of September 30, 2021.

Note 8.Related Party Transactions

At September 30, 2021 and December 31, 2020, the Company’s Condensed Consolidated Balance Sheets include $85,000 and $163,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), which are included in liabilities attributable to discontinued operations. The Company’s Condensed Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in pretax income from discontinued operations, of $349,000 and $1,111,000, respectively, for the three months and nine months ended September 30, 2021; and include $407,000 and $1,306,000, respectively, for the same periods in 2020.

Selling, general and administrative expense for the three months ended March 31, 2020 includes approximately $1,507,000 of expense related to the purchase of leads from an affiliated lead generation company, Torchlight, which was acquired in April of 2020. Lead costs subsequent to acquisition are eliminated in consolidation.

Note 9.Acquisition

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

In connection with the acquisition, the Company recorded $11,122,000 of goodwill, of which $7,976,000 is deductible for income tax purposes, and $2,700,000 of intangible assets. In 2021, this goodwill was allocated among the Pets Sale and MNL Sale disposal groups and is included in assets attributable to discontinued operations on the Condensed Consolidated Balance Sheets.

Goodwill for Torchlight represented the synergies with our agencies. With a significant dependence on consumer and small business opportunities, our agencies require a consistent and predictable flow of lead traffic, and as a result, have meaningful synergies with the functions and deliverables that are developed at Torchlight. Before the acquisition of Torchlight, our agency was fully dependent on market traffic, which was both unpredictable in price and availability. Such restrictions would not allow for coordinated or scheduled growth. Goodwill was calculated as the sum of (i) the acquisition date fair value of total aggregate consideration transferred of $11,628,000; and (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $3,432,000; over (iii) the net identifiable assets of $3,938,000 that were acquired. The enterprise value of Torchlight was determined by an independent appraisal using a discounted cash flow model. Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

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

Note 10.Intangible Assets

The Company has net intangible assets of $3,012,000 and $3,531,000 at September 30, 2021 and December 31, 2020, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization.

The gross carrying amounts of these intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2021		December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$6,583	$4,707	$7,583	$5,385
Software systems	1,500	364	1,500	167
Total finite-lived	$8,083	$5,071	$9,083	$5,552

Amortization expense was $178,000 and $519,000 for the three months and nine months ended September 30, 2021, respectively; and was $162,000 and $386,000 for the three months and nine months ended September 30, 2020, respectively.

Note 11.Fee Income

All of the fee income recorded by the IHC Agencies and its lead generation company relate to our Specialty Health segment. The following table presents fee income disaggregated by type for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Commissions	$1,372	$1,684	$5,662	$5,346
Commissions from affiliates	1,820	2,410	5,572	7,602
Administrative Fees	-	-	-	875
Marketing Fees	198	290	757	933
Enrollment Platform Fees	454	502	1,539	1,476
Lead and Referral Fees	1,681	1,111	6,627	1,964
Application and Other Fees	44	116	134	269

Total Fee Income	$5,569	$6,113	$20,291	$18,465

Commissions

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

Commissions from Affiliates

Commissions from affiliates represent commission revenues from the sales of certain insurance policies by the IHC Agencies on behalf of the Company’s wholly owned insurance carriers. These amounts were previously eliminated in consolidation. In 2021, the Company committed to various plans to sell these insurance carriers (see Note 2) and as a result, the insurance carrier operations are now presented as discontinued operations in the accompanying financial statements. In the Condensed Consolidated Statements of Income, commission revenues from affiliates are included in fee income as presented in continuing operations; and the carriers’ corresponding commission expense is included in pretax income from discontinued operations.

Costs to Fulfill a Contract

Costs to fulfill a contract include commissions owed to independent licensed agents or affinity partners that are contracted by the IHC Agencies. Upon the submission of a completed insurance application, the sales and marketing performance obligation is complete and the resultant estimated lifetime commission costs incurred are expensed and a corresponding commission liability is recorded on the Condensed Consolidated Balance Sheet. As policyholders continue their policy and remit monthly premium payments, the Company receives its commissions from the insurance carrier. Commissions owed to the agent or affinity partner are then paid and the corresponding liability is reduced. Judgement is required to estimate total expected lifetime commissions based on policy duration assumptions. At September 30, 2021 and December 31, 2020, the aforementioned commission liability was $2,750,000 and $2,362,000, respectively, and is included in accounts payable, accruals and other liabilities on the Condensed Consolidated Balance Sheet.

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

The following table summarizes the contract asset activity for the period indicated (in thousands).

Nine Months Ended
September 30, 2021

Beginning Balance	$7,760
Commissions recognized during the period	6,950
Commission adjustments related to prior periods	(1,295)
Cash receipts	(5,291)

Ending Balance	$8,124

Remaining Performance Obligations

Deferred revenues are recorded in connection with the right to use our INSX enrollment platform. At September 30, 2021 and December 31, 2020, deferred revenues are immaterial and expected to be fully recognized within the next 12 months.

Note 12.Income Taxes

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

On December 31, 2020, AMIC had Federal net operating loss carryforwards of approximately $46,116,000 and a corresponding valuation allowance of $8,281,000 related to those net operating loss carryforwards that, in the judgment of management, were not considered realizable. On June 30, 2021, the Company sold PetPartners and recorded a pretax gain of $74,008,000 (See Note 2). As a result, AMIC decreased its valuation allowance by $8,281,000 and utilized the $46,116,000 of its outstanding Federal net operating loss carryforwards. Total income tax expense related to the pretax gain on disposal of discontinued operations was $11,675,000. The primary differences between the Federal statutory income tax rate and the Company’s effective income tax rate related to the gain on disposal of discontinued operations are the result of AMIC’s decrease in its valuation allowance, partially offset by the non-deductibility of goodwill and other expenses related to the disposal.

The effective income tax rates related to losses from continuing operations in 2021 were impacted by tax benefits from exercises of share-based compensation and state and local income tax benefits on certain subsidiaries. In 2020, the effective income tax rates related to losses from continuing operations reflect a benefit from capital losses attributable to the sale of a subsidiary and state and local income tax benefits on certain subsidiaries.

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

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Beginning balance	$3,220	$2,854	$4,197	$1,212

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(999)	873	(2,012)	3,417
Amounts reclassified from accumulated OCI	99	191	135	(711)
Net other comprehensive income (loss)	(900)	1,064	(1,877)	2,706

Ending balance	$2,320	$3,918	$2,320	$3,918

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$(48)	$(53)	$106	$105

Income (loss) from continuing operations before income taxes	(48)	(53)	106	105
Income tax expense (benefit)	(11)	(10)	20	23
Income (loss) from continuing operations, net of tax	(37)	(43)	86	82

Total pretax income (loss) from discontinued operations	(79)	(188)	(280)	796
Income tax expense (benefit) on discontinued operations	(17)	(40)	(59)	167
Income from discontinued operations, net of tax	(62)	(148)	(221)	629

Net income (loss)	$(99)	$(191)	$(135)	$711

Note 14.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $10,131,000 and $436,000 during the nine months ended September 30, 2021 and 2020, respectively.

Note 15.Contingencies

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”). The Plaintiff seeks contractual payments allegedly owed by the Defendants totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The court had previously stayed the proceedings during the pendency of two arbitrations.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020. The resultant income is included in income from discontinued operations in the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2020. The second arbitration resulted in no monetary obligations owed by any of the parties. The Plaintiff has filed a motion for leave to file a Second Amended Complaint. The Defendants filed a Motion to Dismiss Plaintiff’s Second Amended Complaint. This motion is fully briefed and we are awaiting the Court’s decision.

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

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter of 2020 and processed payment in October 2020. The corresponding expense is included in income from discontinued operations in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2020. As set forth in the RSAs, Standard Security Life, Madison National Life and Independence American Insurance Company deny any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment of any wrongdoing or liability. In accordance with the RSAs, the Monitoring Period commenced and Standard Security Life, Madison National Life and Independence American Insurance Company continue to comply.

Note 16.Segment Reporting

The Insurance Group principally engages in the life and health insurance business. As a result of the pending sales discussed in Note 2, the operations of the Insurance Group, and certain other pet assets, are presented in discontinued operations. Continuing operations consist primarily of the IHC Agencies which are in the Specialty Health segment. Taxes and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, partnership interests and certain other investments. Management will re-assess the Company’s reportable segments based on its new organizational structure after the pending sale transactions discussed in Note 2 are consummated.

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Specialty Health	$5,520	$6,749	$20,204	$19,188
Group disability and life	-	-	-	-
Individual life, annuities and other	-	-	-	-
Corporate	1,041	149	2,177	1,932
	6,561	6,898	22,381	21,120
Net investment gains (losses)	(48)	(53)	105	122
Total revenues	$6,513	$6,845	$22,486	$21,242

Income before income taxes
Specialty Health (A)	$(7,022)	$(6,969)	$(17,921)	$(16,579)
Group disability and life	-	-	-	-
Individual life, annuities and other	-	-	-	-
Corporate (B)	(8,009)	(2,564)	(12,726)	(5,522)
	(15,031)	(9,533)	(30,647)	(22,101)
Net investment gains (losses)	(48)	(53)	105	122
Loss from continuing operations before income taxes	$(15,079)	$(9,586)	$(30,542)	$(21,979)

(A)In both 2021 and 2020, we incurred significant costs associated with hiring, training and licensing a significant number of new agents, as well as costs for system development in our marketing and administrative companies.

(B)The three months and nine months ended September 30, 2021 include legal and investment bank fees recorded in connection with the Going Private Transaction (see Note 1) and the obligations of the Special Committee of independent directors to consider the proposal, and to review, evaluate, negotiate and approve or disapprove the proposal and alternatives.

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

During the second and third quarters of 2021, the Board of Directors committed to the following plans for the disposal of several business operations. Each disposal plan below represents a strategic shift that will have a major effect on the Company’s operations and financial results and as such, they each qualify for reporting as discontinued operations.

(A)On April 14, 2021, IHC and its wholly owned subsidiary ICC entered into a purchase agreement with Reliance Standard (“SSL Purchase Agreement”) to sell all of the issued and outstanding capital stock of Standard Security Life, a wholly owned subsidiary of ICC, for an aggregate purchase price of $180 million in cash. On July 29, 2021, the SSL Purchase Agreement was amended and restated (the “SSL Amended Purchase Agreement”). In accordance with the SSL Amended Purchase Agreement, the Company will receive the excess of aggregate statutory capital and surplus, calculated as of the closing date, over $57 million. The closing of the transaction, the closing distribution and certain other items are subject to customary closing conditions including applicable regulatory approvals, one of which is the approval of the NYSDFS. Under the terms of the SSL Amended Purchase Agreement, the transaction includes all of Standard Security Life’s DBL and PFL business in addition to all its other lines of business. The aforementioned transaction, consisting of the sale of Standard Security Life, the closing distribution and other closing conditions, is collectively referred to as the “SSL Sale” transaction or disposal group.

(B)On May 17, 2021, IHC and its wholly owned subsidiary SBH entered into a stock purchase agreement with a subsidiary of Iguana Capital to sell its 85% interest in PetPartners, a major distributor and administrator of pet insurance underwritten by Independence American Insurance Company and an unaffiliated insurer.  In addition, IHC and its wholly owned subsidiary, AMIC, entered into a stock purchase agreement with Iguana Capital to sell all of the issued and outstanding capital stock of IAHC (“IAHC Purchase Agreement”), which owns all of the issued and outstanding common stock of Independence American Insurance Company and other pet assets including the Company’s equity investments in FIGO Pet Insurance, LLC and Pet Assistant Holdings, LLC. Under the terms of the IAHC Purchase Agreement, the transaction includes all of Independence American Insurance Company’s pet

business and excludes all other lines of business which will be reinsured by Madison National Life prior to the closing. The impact of these two agreements, taken in the aggregate, represents the sale of 70% of the Company’s pet business. The Company will retain a 30% interest in the business sold in the form of an equity investment in the buyer, Iguana Capital. On June 30, 2021, the sale of PetPartners closed and in exchange for its shares of PetPartners, the Company received $78.3 million in cash, retained a 30% equity investment valued at $33.8 million and recorded a $74.0 million pretax gain on sale of discontinued operations, net of transaction costs. The cash is held in escrow until such time as the IAHC sale transaction closes.  In connection with the pending sale of IAHC, the Company will receive approximately $190.4 million in cash and retain a 30% equity interest in the business sold valued at approximately $81.6 million. The closing of the transactions contemplated by the IAHC Purchase Agreement is subject to customary closing conditions, including applicable regulatory approvals, one of which is the approval of the Delaware Insurance Department. The aforementioned transaction, consisting of the sale of PetPartners, IAHC and Independence American Insurance Company, the reinsurance of excluded business, and other closing conditions, is collectively referred to as the “Pets Sale” transaction or disposal group.

(C)On July 14, 2021, IHC and its wholly owned subsidiary ICC entered into a stock purchase agreement with Horace Mann Educators Corporation to sell all of the issued and outstanding capital stock of Madison National Life, which is wholly owned by ICC, for an aggregate purchase price of $172.5 million in cash; in addition, if Madison National Life reaches specified financial targets in 2023, IHC will receive an additional purchase price of up to $12.5 million. In accordance with the stock purchase agreement and prior to closing, Madison National Life will enter into a reinsurance agreement with Independence American Insurance Company to reinsure all of Independence American Insurance Company’s non-pet business, primarily specialty health products, that are excluded from the Pets Sale transaction discussed above. The transaction has been approved by the Board of Directors of IHC, and IHC’s majority stockholders have entered into a voting agreement under which such majority shareholders agreed to approve the transaction. IHC’s majority stockholders approved the transaction by written consent on October 18, 2021. The closing is expected no earlier than January 1, 2022; and the transaction is subject to customary closing conditions, including applicable regulatory approvals, one of which is the approval by the Wisconsin Office of the Commissioner of Insurance. The aforementioned transaction, which includes the reinsured specialty health business of Independence American Insurance Company, is referred to as the “MNL Sale” transaction or disposal group.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$6,513	$6,845	$22,486	$21,242
Expenses	21,592	16,431	53,028	43,221

Loss from continuing operations before income taxes	(15,079)	(9,586)	(30,542)	(21,979)
Income tax benefit	(3,567)	(2,241)	(7,026)	(5,617)

Loss from continuing operations	(11,512)	(7,345)	(23,516)	(16,362)
Income from discontinued operations	28,871	16,077	122,809	29,954

Net income	17,359	8,732	99,293	13,592
(Income) loss from noncontrolling interests	-	(44)	158	(205)

Net income attributable to IHC	$17,359	$8,688	$99,451	$13,387

•Loss from continuing operations of $.79 per share, diluted, for the three months ended September 30, 2021 compared to $.50 per share, diluted, for the same period in 2020. Loss from continuing operations of $1.61 per share, diluted, for the nine months ended September 30, 2021 compared to $1.11 per share, diluted, for the same period in 2020.

•Consolidated investment yields (on an annualized basis) of 0.8% for both the three and nine months ended September 30, 2021, respectively, compared to 0.9% and 1.5% for the three month and nine month periods, respectively, in 2020;

•Book value of $38.47 per common share at September 30, 2021 compared to $32.08 at December 31, 2020.

•Income from discontinued operations for the three months and nine months ended September 30, 2021 includes an after tax gain (loss) of $(.5) and $62.2 million on the sale of PetPartners.  Excluding this gain (loss), income from discontinued operations for the three months and nine months ended September 30, 2021 were $29.4 million and $60.6 million, respectively, compared with income of $16.1 million and $30.0 million in the comparable 2020 periods, respectively.

•Results for the first nine months of 2021 were negatively impacted by COVID-19. Sales at our agency were lower than expected in the first half of 2021, impacted by lower short-term medical (“STM”) sales, as consumers, especially those over the age of 50 who often purchased STM coverage took advantage of Special Enrollment Periods for ACA coverage and the increased Advanced Premium Tax Credits, also known as subsidies, as well as employers continuing to offer employer sponsored coverage to furloughed workers. The agency is seeing an increase in fee and commission income from the sale of ACA plans. Certain lines of business that are sold with ACA coverage, such as dental and accident plans exceeded expectations but due to lower commission on these products did not fully offset the commission lost through lower STM sales. We are shifting our call center focus to the ACA market for this period.

The following is a summary of key performance information by segment:

As a result of the pending sales discussed above and in Note 2 to the Condensed Consolidated Financial Statements, the operations of the Insurance Group, and certain other pet assets, are presented in discontinued operations. Continuing operations consist primarily of the IHC Agencies which are in the Specialty Health segment. Taxes and general expenses associated with parent company activities are included in Corporate. Management will re-assess the Company’s reportable segments based on its new organizational structure after the pending sale transactions discussed in Note 2 are consummated.

•The Specialty Health segment reported $7.0 million of losses before taxes for both the three months ended September 30, 2021 and 2020; and reported $17.9 million in losses before taxes for the nine-month period ended September 30, 2021 compared to $16.6 million of losses for the same period in 2020.

•The Corporate segment reported losses before taxes of $8.0 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively; and reported losses of $12.7 million for the nine-month period ended September 30, 2021 compared to losses of $5.5 million for the same period in 2020, primarily due to legal and investment bank fees recorded in connection with the Going Private Transaction (see Note 1) and the formation of the Special Committee of independent directors to consider the proposal, and to review, evaluate, negotiate and approve or disapprove the proposal and alternatives.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Fee Income Revenue Recognition, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the nine months ended September 30, 2021, there were no additions to or changes in the critical accounting policies disclosed in the 2020 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Information by business segment for the periods indicated is as follows:

				Selling,
	Net			General
September 30, 2021	Investment	Fee	Other	and
(In thousands)	Income	Income	Income	Administrative	Total

Specialty Health	$(13)	$5,569	$(36)	$12,542	$(7,022)
Corporate	132	-	909	9,050	(8,009)
Sub total	$119	$5,569	$873	$21,592	(15,031)

Net investment losses					(48)
Loss from continuing operations before income taxes					(15,079)
Income tax benefit					(3,567)
Loss from continuing operations, net of tax					$(11,512)

				Selling,
	Net			General
September 30, 2020	Investment	Fee	Other	and
(In thousands)	Income	Income	Income	Administrative	Total

Specialty Health	$(20)	$6,113	$656	$13,718	$(6,969)
Corporate	190	-	(41)	2,713	(2,564)
Sub total	$170	$6,113	$615	$16,431	(9,533)

Net investment losses					(53)
Loss from continuing operations before income taxes					(9,586)
Income tax benefit					(2,241)
Loss from continuing operations, net of tax					$(7,345)

Net Investment Income

The overall annualized investment yields were 0.8% and 0.9% in the third quarter of 2021 and 2020, respectively.

Net Investment Gains

Net investment gains include the gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income

Fee income decreased $.5 million for the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020. The decrease is primarily due to lower STM sales in 2021 and decreases in commission accruals principally on Medicare advantage products, partially offset by an increase in lead generation fees.

Other Income

Other income in the 2021 primarily relates to equity losses on equity method investments offset by income from the sale of an investment asset; and, in 2020, other income includes the gain on the sale of a wholly owned agency that administered occupational accident plans.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $5.2 million over the comparable period in 2020. The increase is primarily due to $6.4 million increase in the Corporate segment, primarily legal and investment bank fees recorded in in connection with the formation of a Special Committee of independent directors to consider the proposed Going Private Transaction.

Income Taxes

The effective tax rate for the three months ended September 30, 2021 is (23.7)% compared to (23.4)% for the three months ended September 30, 2020. The effective income tax rate in 2021 relates to losses from continuing operations and are impacted by tax benefits from exercises of share-based compensation and state and local income tax benefits on certain subsidiaries. In 2020, the effective income tax rate relates to losses from continuing operations and includes state and local income tax benefits on certain subsidiaries.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Information by business segment for the periods indicated is as follows:

				Selling,
	Net			General
September 30, 2021	Investment	Fee	Other	and
(In thousands)	Income	Income	Income	Administrative	Total

Specialty Health	$(51)	$20,291	$(36)	$38,125	$(17,921)
Corporate	481	-	1,696	14,903	(12,726)
Sub total	$430	$20,291	$1,660	$53,028	(30,647)

Net investment gains					105
Loss from continuing operations before income taxes					(30,542)
Income tax benefit					(7,026)
Loss from continuing operations, net of tax					$(23,516)

				Selling,
	Net			General
September 30, 2020	Investment	Fee	Other	and
(In thousands)	Income	Income	Income	Administrative	Total

Specialty Health	$(64)	$18,465	$787	$35,767	$(16,579)
Corporate	980	-	952	7,454	(5,522)
Sub total	$916	$18,465	$1,739	$43,221	(22,101)

Net investment gains					122
Loss from continuing operations before income taxes					(21,979)
Income tax benefit					(5,617)
Loss from continuing operations, net of tax					$(16,362)

Net Investment Income

The overall annualized investment yields were 0.8% and 1.5% in the first nine months of 2021 and 2020, respectively.

Net Investment Gains

Net investment gains include the gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income

Fee income increased $1.8 million for the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020. The increase is primarily due to an increase in lead generation fees, partially offset by a decrease in administrative fee income as a result of the sale, in June 2020, of a wholly owned agency that administered occupational accident plans, lower STM and fixed indemnity limited benefit plan sales, and a decrease in commission accruals principally on Medicare advantage products.

Other Income

Other income in the 2021 primarily relates to income from the sale of an investment asset partially offset by equity losses from equity method investments; and, in 2020, other income includes a gain recorded in connection with the step-acquisition of Torchlight and a gain on the sale of a wholly owned agency that administered occupational accident plans.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $9.8 million over the comparable period in 2020. The increase is primarily due to: (i) $7.4 million increase in the Corporate segment, primarily legal and investment bank fees recorded in connection with the formation of a Special Committee of independent directors to consider the proposed Going Private Transaction; and (ii) and increase of $2.3 million in the Specialty Health segment due to increased lead generation expenses, compensation and system development related expenses in our marketing and administrative companies.

Income Taxes

The effective tax rate for the nine months ended September 30, 2021 is (23.0)% compared to (25.6)% for the nine months ended September 30, 2020. The effective income tax rate for 2021 relates to losses from continuing operations and are impacted by tax benefits from exercises of share-based compensation and state and local income tax benefits on certain subsidiaries. In 2020, the effective income tax rate relates to losses from continuing operations plus a benefit from capital losses attributable to the sale of a subsidiary.

LIQUIDITY

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the nine months ended September 30, 2021.The Insurance Group declared and paid dividends of $0 and $5.2 million during the nine months ended September 30, 2021 and 2020, respectively.

It is anticipated that cash flows to be received upon the close of the disposal transactions will provide sources of corporate liquidity to offset the loss of cash flows previously derived from the insurance operations currently held in discontinued operations. The Company is evaluating the best use of liquidity derived from the disposal transactions.

The proceeds received from the sale of PetPartners were deposited into an escrow account owned by SBH and treated as a security deposit. The funds will be released from escrow upon either the consummation of the IAHC purchase or upon the exercise of the PPI Put/Call Option. At September 30, 2021, the security deposit is presented as funds held in escrow on the Condensed Consolidated Balance Sheet.

Cash Flows

The Company had $18.5 million and $74.8 million of cash, cash equivalents and restricted cash from continuing and discontinued operations as of September 30, 2021 and December 31, 2020, respectively.

For the nine months ended September 30, 2021, operating activities provided $41.7 million of cash and investment activities utilized $90.4 million of cash, primarily the result of the investment of cash and cash equivalents in resale agreements. Financing activities utilized $7.5 million of cash, of which $6.4 million was utilized to pay common stock dividends. For the nine months ended September 30, 2021, cash flows from the operating and investing activities of discontinued operations were $54.7 million and $(100.3) million, respectively.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

There were no material negative impacts on the Company’s cash flows or liquidity with regards to COVID-19 during the first nine months of 2021.

BALANCE SHEET

In connection with the sale of PetPartners in June 2021, the Company received proceeds of $78.3 million which was deposited into an escrow account and a 30% interest in Iguana Capital Corp valued at $33.8 million.

The $94.8 million increase in IHC’s stockholders' equity in the first nine months of 2021 is primarily due to $99.5 million of net income attributable to IHC, which includes a $62.2 million after tax gain on the sale of PetPartners; reduced by $3.2 million of common stock dividends.

Asset Quality and Investment Impairments

The Company has gross unrealized gains of $0.3 million and gross unrealized losses of $0.1 million on its fixed maturities available-for-sale securities at September 30, 2021. All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at September 30, 2021.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2021 or 2020 and does not have any securities with fair values less than 80% of their amortized cost at September 30, 2021.

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2021. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned with its current activities. It is anticipated that any future acquisitions or other expansion of operations at the remaining entities of IHC will be funded internally from anticipated cash flows to be received upon the close of the disposal transactions. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

OUTLOOK

For the remainder of 2021, and continuing in 2022, the Company anticipates that it will:

•Close on the sale of all of the issued and outstanding capital stock of Standard Security Life to Reliance Standard pursuant to the SSL Purchase Agreement signed on April 14, 2021 and amended on July 29, 2021.  Reliance Standard believes that this transaction, which is subject to various regulatory approvals, will close by the end of this year.  Under the terms of the SSL Amended Purchase Agreement, Standard Security Life will receive the excess of statutory capital and surplus, calculated as of the closing date, over $57 million so earnings prior to closing will be retained by IHC.

•Close on the sale of all of the issued and outstanding capital stock of IAHC to Iguana Capital pursuant to the IAHC Purchase Agreement signed on May 17, 2021.  We believe this transaction, which is subject to various regulatory approvals, will close by the end of this year.

•Close on the sale of the stock of Madison National Life to Horace Mann Educators Corporation pursuant to the MNL Purchase Agreement signed on July 14, 2021.  This transaction, subject to various regulatory approvals, is expected to close no earlier than January 1, 2022.

•Focus on the transition and consummation of all transactions entered into in 2021. The consummation of these transactions shall be the entire focus of the Company for the remainder of 2021. After all the transactions are consummated, the Company will have the IHC Agency operations, hold a substantial amount of cash and investments, net of liabilities, and an equity interest in Iguana Capital. As a result of additional investments being made by Iguana Capital, and the approval by IHC’s Board of Directors to contribute an additional $3.2 million to Iguana Capital in the fourth quarter 2021, the Company expects that is equity interest in Iguana Capital will be diluted to approximately 18% by December 31, 2021.

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

Our financial results in the future will depend on: (i) our ability to execute on our revised agency model and develop the agencies into a profitable operation; and (ii) any increase in the value of our minority interest in Iguana Capital where we participate on the board of directors.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) commenced an action on May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division (the “Texas Action”), naming IHC, Madison National Life, Standard Security Life, and Independence Brokerage Group, Inc. (formerly IHC Carrier Solutions, Inc.) as defendants (“Defendants”). The Plaintiff seeks contractual payments allegedly owed by the Defendants totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The court had previously stayed the proceedings during the pendency of two arbitrations.  The first arbitration resulted in a judicially-confirmed award in favor of Standard Security Life and Madison National Life in the amount of $5,641,000, which the Plaintiff has satisfied.  The Company received payment on September 9, 2020. The resultant income is included in income from discontinued operations in the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2020.   The second arbitration resulted in no monetary obligations owed by any of the parties. The Plaintiff has filed a motion for leave to file a Second Amended Complaint.  The Defendants filed a Motion to Dismiss Plaintiff’s Second Amended Complaint. This motion is fully briefed and we are awaiting the Court’s decision.

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

In an effort to avoid long‐term litigation and/or administrative proceedings that would be required to resolve disputes between Standard Security Life, Madison National Life and Independence American Insurance Company and the states involved in the MCE, the Lead States and Standard Security Life, Madison National Life and Independence American Insurance Company entered into separate RSAs on July 14, 2020. The RSAs require the implementation of a compliance plan, impose certain requirements related to specified business practices and monetary payments.  The thirty-seven participating states adopted the RSAs. The Company accrued $3,660,000 in accounts payable, accruals and other liabilities on the Consolidated Balance Sheet in the second quarter of 2020 and processed payment in October 2020. The corresponding expense is included in income from discontinued operations in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2020. As set forth in the RSAs, Standard Security Life, Madison National Life and Independence American Insurance Company deny any wrongdoing or violation of any applicable laws or regulations, and the entry into the RSAs is not an admission or acknowledgment of any wrongdoing or liability. In accordance with the RSAs, the Monitoring Period commenced and Standard Security Life, Madison National Life and Independence American Insurance Company continue to comply.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of September 30, 2021, 1,526,393 shares were still authorized to be repurchased.

Share repurchases during the third quarter of 2021 are summarized as follows:

2021
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	-	$-	1,535,393
August	9,000	$42.38	1,526,393
September	-	$-	1,526,393

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

10.15Stock Purchase Agreement, dated as of May 17, 2021, by and among Independence American Holdings Corp., IHC SB Holdings, LLC, Iguana PP Holdings, Inc., Iguana Capital, Inc. and JAB Holdings B.V. (Filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.16Stock Purchase Agreement, dated as of May 17, 2021, by and among Independence Holding Company, Madison Investors Corp., AMIC Holdings Inc., Iguana Acquisition LLC, and JAB Holdings B.V. (Filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.17Transaction Bonus Agreement, made and entered into effective as of June 30, 2021, by and among AMIC Holdings Inc., Independence Holding Company, Independence American Holdings Corp., and David T. Kettig (Filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.18Officer Employment Agreement, made as of May 20, 2011, by and between Independence Holding Company and Colleen P. Maggi (Filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.19First Amendment to the Stock Purchase Agreement, dated as of June 28, 2021, by and among Independence American Holdings Corp., IHC SB Holdings, LLC, Iguana PP Holdings, Inc., Iguana Capital, Inc., and JAB Holdings B.V. (Filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.20Stockholders Agreement, made and entered into as of June 30, 2021, by and among Iguana Capital, Inc., Iguana Holdings Ltd., Iguana Acquisition, LLC and IHC SB Holdings, LLC. (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.21  Stock Purchase Agreement, dated as of July 14, 2021, by and among Independence Capital Corp., Independence Holding Company and Horace Mann Educators Corporation (Filed as Annex A to our Preliminary Information Statement on Schedule 14C filed on November 1, 2021 and incorporated herein by reference). **

10.22Amended and Restated Stock Purchase Agreement, dated July 29, 2021, by and among Reliance Standard Life Insurance Company, Independence Capital Corp., and Independence Holding Company. *

31.1  Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

*   Filed herewith.

** Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted portions upon request by the SEC; provided, however, that Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any portions so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:November 9, 2021

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Colleen P. Maggi                                    Date:November 9, 2021

            Colleen P. Maggi

Corporate Vice President and

    Chief Financial Officer